Form 10-K
period 2020-12-31
Bio Essence Corp
filed 2021-04-14
CIK 1723059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

BIO ESSENCE CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

California	333-232839	94-3349551
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

8 Studebaker Drive in Irvine, California 92618
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(949) 706-9966
(ISSUER TELEPHONE NUMBER)

Securities registered under Section 12(b) of the Exchange Act:
None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value per share
(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Check whether the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒ No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the issuer (based on a valuation of $0.50 per share) was $1,272,000 as of December 31, 2020.

As of the most recent practicable date, there were 33,009,000 shares of common stock issued and outstanding, with a par value $0.0001.

i

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other Securities and Exchange Commission (“SEC”) filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the SEC You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

We disclaim any obligation to revise or update any forward-looking statements in order to reflect any event or circumstance that may arise after the date of this Annual Report on Form 10-K. Readers are urged to carefully review and consider the various disclosures made throughout the entirety of this Annual Report, which attempt to advise interested parties of the risks and factors that may affect our business, financial condition, results of operations and prospects.

Item 1.  Business

General Corporate History

We are an herbal health, diet, and nutrition company. The Company’s mission is to provide herbal health, diet and vitamin nutritional supplements through three (3) operational subsidiaries, as explained below.

Bio Essence Corp. (“we,” “us,” “Bio Essence,” or the “Company”) was incorporated in the State of California on January 1, 2000. On January 27, 2016, the Company had entered into a change of control whereby our controlling shareholder, Jian Yang, purchased a controlling interest in the Company. On that same date, Jian Yang entered into a stock purchase agreement with Fusion Diet Systems, Inc. a Utah corporation d/b/a Fusion Naturals (“FDS”). FDS was originally incorporated in Utah on April 20, 2010. On January 9, 2017, the Company created a new corporation in the State of California called Bio Essence Pharmaceutical, Inc. to serve as a health supplements manufacturer (“BEP”). Then, on January 12, 2017, the Company created its third subsidiary, Bio Essence Herbal Essentials Inc. (“BEH”). The Company serves as a holding corporation for these subsidiaries.

The primary focus of BEP is producing products for BEH and FDS, along with providing original equipment manufacturing and private label services to other companies. BEH targets and develops traditional Chinese medicines (“TCM”) in the form of single herbs, granules, pills, and tablets. It also offers special formulated dietary supplements and medical food. The Company intends to develop this subsidiary into one that is engaged in integrated health and to provide its customers to interact with dietitians, nutraceutical practitioners, and traditional integrative wellness doctors worldwide. FDS is developing a focus on mass market sales of its products. It currently offers functional supplements, beauty supplements and collagen products.

The Company sells its products through channels such as TCM practitioners, online websites, including its own proprietary website, and brick-and-mortar stores, such as GNC. Material sales have been made through these channels. The Company has conducted sales meetings with prospects through brokers and direct contacts to sell through other channels, including, Vitamin World, TJ Max, Home Goods, Marshalls, and Grocery Outlets, however as of the filing of this Registration Statement, the Company has not made any material sales through these channels.

The Company is headquartered at 8 Studebaker Drive in Irvine, California 92618 and the Company’s website is http://www.bioessencecorp.com. Our telephone number is (949) 706-9966. An organizational chart appearing on the next page provides an illustration of the relationship between the entities identified above.

Employees

The Company currently has 11 full-time employees.

Emerging Growth Company

We are an emerging growth company under the JOBS Act. We shall continue to be deemed an emerging growth company until the earliest of:

(a) the last day of the fiscal year of the issuer during which it had total annual gross revenues of $1,000,000,000 (as such amount is indexed for inflation every 5 years by the Commission to reflect the change in the Consumer Price Index for All Urban Consumers published by the Bureau of Labor Statistics, setting the threshold to the nearest 1,000,000) or more;

(b) the last day of the fiscal year of the issuer following the fifth anniversary of the date of the first sale of common equity securities of the issuer pursuant to an effective IPO registration statement;

(c) the date on which such issuer has, during the previous 3-year period, issued more than $1,000,000,000 in non-convertible debt; or

(d) the date on which such issuer is deemed to be a ‘large accelerated filer’, as defined in section 240.12b-2 of title 17, Code of Federal Regulations, or any successor thereto.

As an emerging growth company we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

As an emerging growth company we are also exempt from Section 14A (a) and (b) of the Securities Exchange Act of 1934 which require the shareholder approval of executive compensation and golden parachutes. We have elected to use the extended transition period for complying with new or revised accounting standards under Section 102(b)(2) of the Jobs Act, that allows us to delay the adoption of new or revised accounting standards that have different effective dates for public and private companies until those standards apply to private companies. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

The Company maintains an office at 8 Studebaker Drive in Irvine, CA 92618. This location is the Company’s main headquarters and part of its production facilities. The production facility is approximately 15000 sq. ft and has the capacity to manage all of the Company’s operations. The Company estimates that 75% of its manufacturing is contracted out through third-party manufacturers, while the remainder is done in-house in its production facility and primarily consists of small batches. The Company relocated to this facility in or around 2018 after its former production facility was compromised by the Company’s former landlord—specifically, the landlord permitted other business to sublease the property, and those businesses posed a risk to the Company’s ability to maintain a sterile environment.

We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

The Company was involved in legal proceedings involving a lease with its former landlord, Harsch Investment Properties, LLC, an Oregon limited liability company (“Harsh”), and its former sublessor Topworth Holding LLC, a California limited liability company (“Topworth”). On December 9, 2016, the Company entered into a lease with Harsch for a warehouse facility at 2265 Polvorosa Ave., Unit 350 in San Leandro, California (the “Premises”). Then, on November 1, 2017, the Company entered into a sublease with Topworth, whereby Topworth would occupy a portion of the Premises.

Then, beginning in April of 2018, Topsworth began violating its sublease by failing to pay rent, utilities, and operating a cannabis operation in the Premises, which constituted a violation of the sublease. Harsch instructed the Company to evict Topworth. Thereafter, the Company was forced to leave the Premises because of Topworth’s activities.

Harsch initiated litigation against the Company seeking $2,088,030 in damages for lost rental profits. The Company filed a cross-complaint against Topworth for breach of the sublease agreement, seeking damages related to the Company’s breach of the lease, costs, and attorney’s fees.

On August 7, 2020, the Company entered into a Settlement Agreement and Release (“Settlement Agreement”) whereby the Company did not admit liability but agreed to make installment payments totaling $750,000 to Harsch for Harsch’s release of the Company. The Settlement Agreement is not recorded or public record. The Company’s claims against Topworth are not affected by the Settlement Agreement. The Company intends on continuing to pursue its claims against Topworth.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 100,000,000 shares of authorized common stock (CUSIP# 09090C105), of which, as of the end of 2020, had 33,009,000 issued and outstanding. There is no market for the Company’s shares, though it is in the process of filing a Form 211 pursuant to SEC Rule 15c2-11 in an attempt to receive a trading symbol on the OTC Markets.

As of the most recent practicable date, there are 50 record holders of our common stock. The Company has not paid any cash dividends to date and may consider but no final decision has been made in paying dividends in the foreseeable future. We have no securities authorized for issuance under any Equity Compensation Plans.

On December 30, 2020, the SEC filed its Notice of Effectiveness regarding the Company’s Registration Statement on Form S-1, as amended. The Registration Statement registered 5,000,000 shares of the Company’s common stock, as well as 33,009,000 shares of the Company’s shareholders’ common stock. The offering commenced the same day. As of the date of this annual report, the offering has not terminated. The Company is not utilizing any underwriters. A total of 33,009,000 shares of common stock were registered, however no shares have been sold as of the date of this annual report.

Preferred Stock

We do not have a class of preferred stock.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any will be within the discretion of our then Board of Directors (“BOD”). It is the present intention of our BOD to retain earnings, if any, for use in our business operations. However, the Board, anticipates declaring dividends in the foreseeable future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any current equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our BOD, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. Selected Financial Data

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.  Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Business Overview

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS were owned under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: BEP and BEH, Bio Essence transferred its manufacturing operation into BEP, and transferred its distributing operation into BEH. On March 1, 2017, the 100% shareholder of FDS transferred all of her ownership in FDS into Bio Essence. As a result of the ownership restructure, FDS, BEP and BEH became wholly owned subsidiaries of Bio Essence, and Bio Essence serves as a holding corporation for these subsidiaries. The Company’s organizational chart is as follows:

The primary focus of BEP is producing products for BEH and FDS, along with providing original equipment manufacturing and private label services to other companies. BEH targets and develops traditional Chinese medicines (“TCM”) in the form of single herbs, granules, pills, and tablets. It also offers special formulated dietary supplements and medical food. The Company intends to develop this subsidiary into one that is engaged in integrated health and to provide its customers to interact with dietitians, nutraceutical practitioners, and traditional integrative wellness doctors worldwide. FDS is developing a focus on mass market sales of its products. It currently offers functional supplements, beauty supplements and collagen products.

The Company sells its products through channels such as TCM practitioners, online websites such as Amazon and its own proprietary website, and brick-and-mortar stores, such as Vitamin World, TJ Max, Home Goods, Marshalls, and Grocery Outlets.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was firstly reported. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. The state of California, where the Company is headquartered, has been affected by COVID-19.

The Company’s business and services and results of operations were affected and could continue to be affected by the COVID-19 pandemic. Some of the Company’s big retail customers decreased or cancelled their orders due to bankruptcy and slow-down of their business. Many of the Company’s individual customers lost their buying power or reduced their consumption towards unnecessary merchandise like the cosmetic-related products due to unemployment. On the other hand, the demand for the Company’s health care products such as vitamin supplements and Chinese herbs were increased; especially many doctors and practitioners increased their purchase orders to stock up the inventory and prepare for the epidemic, therefore the impact of COVID-19 on the Company’s revenue was mitigated.

The global economy has also been materially negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of its impacts. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

Related Party Transactions

Loans from Officer

At December 31, 2020 and 2019, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,108,008 and $650,699, respectively. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our consolidated financial statements (“CFS”), which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our CFS, we believe the following accounting policies are the most critical to assist you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

These accompanying CFS were prepared in accordance with US GAAP and pursuant to the rules and regulations of the SEC for financial statements. The functional currency of Bio Essence is U.S. dollars (“USD’’). The accompanying financial statements are presented in U.S. dollars (“USD”).

Certain amounts in the prior year’s CFS and notes were revised to conform to the current year presentation.

Going Concern

The Company incurred net losses of $0.60 million and $1.70 million for the years ended December 31, 2020 and 2019, respectively. The Company also had an accumulated deficit of $6.71 million as of December 31, 2020. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis of Consolidation

The CFS include the accounts of Bio Essence and, its subsidiaries, BEP, BEH and FDS as of December 31, 2020 and 2019. All significant inter-company accounts and transactions were eliminated in consolidation.

Use of Estimates

In preparing the CFS, management makes estimates and assumptions that affect the reported amounts of assets and liabilities in the balance sheets as well as revenues and expenses during the year reported. Actual results may differ from these estimates.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2020 and 2019, the bad debt allowance was $151,372 and $149,500, respectively.

Revenue Recognition

In May 2014 the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2020 and 2019.

Results of operations

Comparison of the years ended December 31, 2020 and 2019

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2020	% of Sales	2019	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales	$958,700		$826,306		$132,394	16.02%
Cost of goods sold	731,413	76.29%	654,286	79.18%	77,127	11.79%
Gross profit	227,287	23.71%	172,020	20.82%	55,267	32.13%
Selling expenses	150,093	15.66%	231,137	27.97%	(81,044)	(35.06)%
Bad debts	1,872	0.20%	149,500	18.10%	(147,628)	(98.75)%
General and administrative expenses	907,888	94.70%	1,509,260	182.65%	(301,372)	(39.85)%
Operating expenses	1,059,853	110.56%	1,889,897	228.72%	(830,044)	(43.92)%
Loss from operations	(832,566)	(86.85)%	(1,717,877)	(207.90)%	(885,312)	(51.54)%
Other income, net	240,028	25.04%	17,771	2.15%	222,257	1,250.67%
Loss before income taxes	(592,538)	(61.81)%	(1,700,106)	(205.75)%	(1,107,568)	(65.15)%
Income tax expense	3,300	0.34%	3,300	0.40%	-	-%
Net loss	$(595,838)	(62.15)%	$(1,703,406)	(206.15)%	$(1,107,568)	(65.02)%

Sales

Sales for the years ended December 31, 2020 and 2019 were $958,700 and $826,306, respectively, an increase of $132,394 or 16.02%. The increase of sales is because the demand for our health care products such as vitamin supplements and Chinese herbs increased; especially many doctors and practitioners increased their purchases to stock up inventory and prepare for the Covid-19 pandemic.

Cost of sales

Cost of sales for the years ended December 31, 2020 and 2019 was $731,413 and 654,286, respectively, an increase of $77,127 or 11.79%. The increased cost of sales was due to increased sales and increased direct write-off of expired products by $84,077 even though we decreased inventory impairment provision by $12,840.

Gross profit

The gross profit for the years ended December 31, 2020 and 2019 was $227,287 and $172,020, respectively, an increase of $55,267 or 32.13%. The profit margin was 23.71% for 2020 compared to 20.82% for 2019, the increase was mainly due to increased sales and decreased cost of labor by $46,937, decreased inventory impairment provision by $12,840, decreased cost for material purchased and decreased cost for freight, custom and duty, even though we wrote off increased $84,077 expired products into cost of sales at the end of 2020 comparing with 2019.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expense and promotion expenses. Selling expense was $150,093 for the year ended December 31, 2020, compared to $231,137 for the year ended December 31, 2019, a decrease of $81,044 or 35.06%, mainly resulting from decreased advertising expense by $45,300, decreased E-commerce market expense by $15,000 and decreased show expense by $48,700 which was partly offset by increased marketing fee by $25,900 and increased other expenses by $2,100.

Bad debt expense was $1,872 for the year ended December 31, 2020, compared to $149,500 for the year ended December 31, 2019.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities and audit and legal expenses. General and administrative expenses were $907,888 for the year ended December 31, 2020, compared to $1,509,260 for the year ended December 31, 2019, a decrease of $601,372 or 39.85%, the decrease was mainly due to decreased salary expense by $25,200, decreased rent expense by $383,400, decreased professional expense by $44,000, decreased stock compensation expense by $69,700 and other miscellaneous expense by $79,000.

Other income, net

Other income was $240,028 for the year ended December 31, 2020, compared to $17,771 for the year ended December 31, 2019, an increase of $222,257 or 1,250.67%. The increase was mainly due to waiver of refund of $244,175 for a purchase deposit which was made by a customer of FDS a few years ago, despite increased interest expense by $41,905 in 2020.

Net loss

We had a net loss of $595,838 for the year ended December 31, 2020, compared to $1,703,406 for the year ended December 31, 2019, a decrease of $1,107,568 or 65.02%. The decrease in our net loss was mainly resulted from decreased operating expenses by $830,044 and increased other income by $222,257 as described above.

Liquidity and Capital Resources

As of December 31, 2020, we had cash and equivalents of $5,325, bank overdraft of $63,895, other current assets of $324,300, other current liabilities (excluding bank overdraft) of $1,830,996, working capital deficit of $1,565,266, a current ratio of 0.17:1. As of December 31, 2019, we had cash and equivalents of $16,161, bank overdraft of $35,271, other current assets of $583,620, other current liabilities (excluding bank overdraft) of $1,297,479, working capital deficit of $732,969, a current ratio of 0.45:1. ( The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2020 and 2019, respectively.

	2020	2019
Net cash used in operating activities	$(732,744)	$(896,922)
Net cash used in investing activities	$(7,365)	$(27,650)
Net cash provided by financing activities	$729,273	$931,063

Net cash used in operating activities

Net cash used in operating activities was $732,744 for the year ended December 31, 2020, compared to $896,922 in 2019. The decrease of cash outflow from operating activities for the year ended December 31, 2020 was principally attributable to increased cash inflow from inventory by $197,222, partly offset by decreased cash inflow from accounts receivable by $34,703.

Net cash used in investing activities

Net cash used in investing activities was $7,365 for the year ended December 31, 2020, compared to $27,650 in 2019. For the year ended December 31, 2020, we purchased fixed assets of $7,365. For the year ended December 31, 2019, we purchased fixed assets of $27,650.

Net cash provided by financing activities

Net cash provided by financing activities was $729,273 for the year ended December 31, 2020, compared to $931,063 in 2019. The net cash provided by financing activities in 2020 consisted of proceeds from government loans $343,340 due to the Covid-19 and loan from a major shareholder (also the senior officer) $457,309, but partly offset with return of investment to investor for $100,000. The net cash provided by financing activities in 2019 mainly consisted of proceeds from issuance of shares $361,140 and loan from a major shareholder (also the senior officer) $560,699.

Equity Financing

In May and June 2019, the Company sold 722,000 shares to individual investors at $0.50 per share through a private placement for proceeds of $361,000. In February 2020, with the Company’s consent, one investor returned 200,000 shares to the Company for $100,000 as a result of cancellation of the investment.

Our current liabilities exceed current assets at December 31, 2020, and we incurred substantial losses and cash outflows from operating activities in the periods presented. we may have difficulty to meet upcoming cash requirements. As of December 31, 2020, our principal source of funds was loans from officers (also are the Company’s major shareholders). As of December 31, 2020, we believe we will need $1.8 million cash to continue our current business for the next 12 months including pay potential damages from the pending litigation.  In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our consolidated financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

Item 7A.  Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.  Financial Statements and Supplementary Data.

Please see the financial statements beginning on page F-1 located in this annual report on Form 10-K and incorporated herein by reference.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any changes in or disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A. Controls and Procedures.

The Company’s Chief Executive, Yin Yan, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

For purposes of this Item 9A., the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On December 31, 2020, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management on

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and BOD regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2020, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2020 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its ICFR will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to Item 401 of Regulation S-K, the names and ages of the directors and executive officers and directors of the Company, and their positions with the Company, are detailed in the table below.

Name	Age	Position	Familial Relationships
Yin Yan	45	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	None
Dr. Sia Fooladian	40	Director	None
Sharon Mair	48	Director	None
Simon Shavanson	50	Director	None
Yang Yang Huang	38	Director	None
Tuan Tran	47	Vice President of Operations	None

Yin Yan, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Ms. Yan serves as the Company’s Chief Executive Officer, Chief Financial Officer, and Chairman of the BOD. She began her career in 2002 at Intel Corp., a semiconductor designer and manufacturing company as automation project manager. From 2002 to 2004, Ms. Yan managed manufacturing automation and software as well as database development in computer infrastructure applications. From 2004 to present, she has been president of H&Y International, LLC, a real estate investment and brokerage company. Ms. Yan spends 20 hours per week on the affairs of H&Y International, LLC.

Dr. Sia Fooladian, Director

Sia Fooladian, MD, MPH is a board-certified Cardiac Anesthesiologist, Ironman triathlete, and a passionate advocate for a holistic, integrative approach to health and wellness. With over ten years of clinical experience caring for patients with an array of medical ailments, Dr. Fooladian understands the need for an integrative approach to health. He believes that optimal health can be achieved and maintained by holistic understanding of a patient’s mind, body, and spirit and thereby, merging the best of Eastern and Western modalities to treat the root cause of disease.

Dr. Sia has seen firsthand how opioid addiction and the opioid crisis have affected the well-being of his patients. He has also witnessed complications, in both young and elderly patients, such as reversible and irreversible kidney failure, gastrointestinal bleeding, and liver dysfunction from pharmaceutical alternatives to opioids—NSAIDS (ibuprofen, Motrin, Alleve, etc.) and Tylenol. An expert in alleviating his patients’ pain during and after surgery, Dr. Sia leveraged his medical knowledge and passion for creating impact to support integrative wellness. Dr. Fooladian maintains a daily practice of meditation and mindfulness, alongside nutraceutical supplementation and cold therapy in order to promote peak performance in his active lifestyle.

Dr. Fooladian holds a BA in history and education from UCLA. He received his MD and MPH in health management from The George Washington University School of Medicine and Health Sciences. He completed his residency and fellowship training at UCLA Medical Center, where he served as Chief Resident. He currently resides and practices in Orange County, California, and has done so for the past 10 years. The Company believes Dr. Fooladian’s experience in the medical field will greatly benefit the Company as it expands is business model.

Sharon Mair, Director

Sharon Mair is a seasoned Medical and Pharmaceutical Senior Manager. Sharon has worked in various positions including Sales, Business Development, Marketing, Reimbursement and Operations. Sharon has over 18 years’ experience in the Pharmaceutical supportive care space and was a part of the successful launch of several blockbuster products as well as a patient support division. She is currently employed by Otsuka Pharmaceutical Companies as a Senior Manager Field Operations where she has been working for 8 years.

Ms. Mair received her B.A. in Biology from the University of Southern California and a M.B.A. from Drexel University. The Company believes that Ms. Mair’s experience in pharmaceutical sales and business development will greatly help the Company in expanding its business plan.

Simon Shavanson, Director

Mr. Shavanson is the founder and CEO at Shavanson Enterprises Corp and its affiliated companies since June 2011. With over 25 years of experience in the CPG and Retail industry, Mr. Shavanson has led the development of a shared services platform that would take brands and products from “Concept to Consumer.”  As a visionary and a passionate, relationship driven executive, he has created the platform with affiliated owned and partner companies to support brands as a turnkey solution for various needs including packaging components, R&D and formulation, fill-in & manufacturing, retail placement and staffing support for at-shelf demo and social & digital activation.

Mr. Shavanson started his career with his family business, First Quality back in February of 1994 and during his 18 years’ tenure at the company, he held various roles in business development, Sales Management & Marketing where he was an integral part of the culture and growth of the businesses from under $20 million when he joined First Quality to over $3 billion in annual revenue when he decided to venture out in 2012. His passion for people and his relationships and integrity are his most important assets. Simon is a great creative visionary that has always strive to offer solutions to make his industry partners differentiate while offering solutions to elevate their position in the marketplace.

For the past eight years, Mr. Shavanson has been a managing director and chief relationship officer for NuVu Group, managing and helping brands in retail placement, distribution and marketing. The Company believes Mr. Shavansan’s vast experience will assist the Company in numerous ways, including sales and research and development matters.

Yang Yang Huang, Director

Ms. Yang has served as a director of the Company since November 2017. She has served as the Chief Executive Officer and Chairman of Panjin Futian Petrochemical Industry Development Co., Ltd., since 2016. She has been previously employed by the People’s Bank of China from 2007 to 2016 as a principal staff member responsible for approval of international payments made by commercial banks and monitoring of foreign exchange transactions. Prior to her position at People’s Bank of China, Ms. Yang was employed by Industrial and Commercial Bank of China from 2005 to 2007 as a staff member. Ms. Yang holds a Ph.D. in finance from Dongbei University of Finance and Economics, a Masters in Management from the University of Leeds, and a B.A. in English and International Trade from Dalian University. The Company believes Ms. Yang’s experiences will greatly assist the Company as it expands and implements is business plan.

Tuan Tran, VP of Operations

Mr. Tuan Tran has over 20 years of experience in quality and operations working in the Nutrition, Dietary Supplements and OTC industries. Mr. Tran current responsibilities includes but are not limited Production, Warehouse & Distribution, Quality, Customer Service, R&D, Procurement, Human Resources, and Safety.

Mr. Tran has extensive knowledge in FDA regulations, GMPs, food safety, auditing, quality system, HACCP, Process Analytical Technology, CAPA, and Lean Manufacturing. Mr. Tran also specializes in crisis management, regulatory compliance, quality systems implementation, and supplier qualification.

Mr. Tran received his Bachelors of Science Degree in Public Health from Southern Connecticut State University. He holds certifications in Pharmaceutical Engineering, Six Sigma Green Belt, Food Safety, Technical Writing and HACCP. Mr. Tran is a senior member with the American Society for Quality.

B. Significant Employees.

None

C. Family Relationships.

None.

D. Involvement in Certain Legal Proceedings.

Except as otherwise disclosed, no officer, director, or persons nominated for such positions, promoter or significant employee has been involved in the last ten years in any of the following:

●	Any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

●	Any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

●	Being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; and

●	Being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee

The Company has no separate audit committee. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual to hire.

Code of Ethics

We do not currently have a code of ethics. The Company is in the early stages of development and its chief executive officer, Ms. Yin, has not yet developed a code of ethics. The Company intends on developing one as the Company’s business expands.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our BOD.

Item 11.  Executive Compensation.

The Company does not have employment contracts with its officers or directors. All employees of the Company are at-will employees. The Company’s principal executive and financial officer, Yin Yan, does not have a written employment agreement and does not earn a salary. Compensation for Ms. Yan and the Company’s two highest paid employees are detailed in the Summary Compensation table below. Tuan Tran, the Company’s Vice President of Operations, earns $100,000 annually, while Yuling Huang earns $52,000 for her role as the Company’s accounting manager.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Yin Yan (PEO)	2020	$-	$-	$-	$-	$-	$-	$-	$-
Tuan Tran	2020	$100,000	$-	$-	$-	$-	$-	$-	$100,000
Yuling Huang	2020	$52,000	$-	$-	$-	$-	$-	$-	$52,000

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
-	-	-	-	-	-	-	-	-	-

The Company does not have any outstanding equity awards for its employees.

Director Compensation

The following table provides information regarding the compensation of our named directors for the year ending December 31, 2020.

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yin Yan (Chief Executive Officer, Chief Financial Officer, and Director)	$—	$—	$—	$—	$—	$—	$—	$—
Yang Yang Huang (Director)	$—	$—	$—	$—	$—	$—	$—	$—
Dr. Sia Fooladian, MD*	$—	$—	$—	$—	$—	$—	$—	$—
Sharon Mair*	$—	$—	$—	$—	$—	$—	$—	$—
Simon Shavanson*	$—	$—	$—	$—	$—	$—	$—	$—

In June 2019, the Company entered a Board Director Agreement with four directors for retaining them as the Company’s independent directors for one year. The Company agreed to issue 10,000 shares of the Company’s restricted stock to each of the directors for their services annually. The Company issued each director 10,000 shares of restricted stock in June of 2019. The Company has not issued any additional stock pursuant to the Board Director Agreement. The directors did not receive compensation in 2020.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2020. There are no pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

A person is deemed to be a “beneficial owner” of a security if that person has or shares the power to vote or direct the voting of the security or the power to dispose or direct the disposition of the security. A person is deemed to own beneficially any security as to which such person has the right to acquire sole or shared voting or investment power within 60 days through the conversion or exercise of any convertible security, warrant, option or other right. More than one person may be deemed to be a beneficial owner of the same securities. The percentage of beneficial ownership by any person as of a particular date is calculated by dividing the number of shares beneficially owned by such person, which includes the number of shares as to which such person has the right to acquire voting or investment power within 60 days, by the sum of the number of shares outstanding as of such date plus the number of shares as to which such person has the right to acquire voting or investment power within 60 days. Consequently, the denominator used for calculating such percentage may be different for each beneficial owner.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class(3)
Common Stock	Yin Yan(1) – 31921 Apuesto Way, Trabuco Canyon CA, 92679	9,000,000 shares—directly owned	23.7%
Common Stock	Jian Yang(2) – 2012 Paseo Del Mar, Palos Verdes Estates, CA 90274	21,000,000 shares—directly owned	55.3%

(1)	Yin Yan is the Company’s Chief Executive Officer, Chief Financial Officer, and Chairman of the BOD
(2)	Jain Yang is the Company’s controlling shareholder and former director
(3)	Assumes all 5,000,000 shares offered by the Company through the Registration Statement on Form S-1 are purchased, making the total number of shares of common stock issued and outstanding 38,009,000

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart is provided pursuant to Item 201(d) of Regulation S-K:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL			0

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14.  Principal Accounting Fees and Services.

Keith K. Zhen, CPA is the Company’s independent registered public accounting firm. At the end of 2020, the Company’s former independent registered public accountant, Kenne Ruan, CPA, separated from the Company on amicable terms as disclosed in the Form 8-K filed on April 13, 2021. Below are aggregate fees billed by Mr. Ruan for professional services rendered for the year ended December 31, 2020.

Audit Fees

The fees for the audit services billed and to be billed by Kenne Ruan for the year ended December 31, 2019 and interim period ended September 30, 2020 were $22,200. The fees for audit services billed and to be billed by Keith K. Zhen, CPA for the year ended December 31, 2020 amounted to $17,000.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Mr. Ruan or Mr. Zhen for professional services for tax compliance, tax advice, and tax planning for 2020.

All Other Fees

There were no fees billed by Mr. Ruan or Mr. Zhen for other products and services for 2020.

Audit Committee’s Pre-Approval Process

The BOD acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the BOD.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Articles of Incorporation		S-1		3.1	7/26/2019
3.2	By-Laws		S-1		3.2	7/26/2019
3.3	Certificate of Amendment		S-1		3.3	7/26/2019
4.1	Specimen Stock Certificate		S-1		4.1	7/26/2019
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
99.1	Registration Statement		S-1/A			12/23/2020

(b) The following documents are filed as part of the report:

1. Financial Statements: Balance Sheet, Statement of Operations, Statement of Stockholder’s Equity, Statement of Cash Flows, and Notes to Financial Statements.

SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Bio Essence Corp.

Dated: April 14, 2021

	By:	/s/ Yin Yan
Yin Yan, Chief Executive Officer
(Principal Executive and Financial Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Yin Yan	Chief Executive Officer	April 14, 2021
Yin Yan	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) Chief Accounting Officer (Controller or Principal Accounting Officer), and Director

/s/ Sia Fooladian	Director	April 14, 2021
Dr. Sia Fooladian

/s/ Robert D. Nagel	Director	April 14, 2021
Robert D. Nagel

/s/ Sharon Mair	Director	April 14, 2021
Sharon Mair

/s/ Simon Shavanson	Director	April 14, 2021
Simon Shavanson

/s/ Yang Yang Huang	Director	April 14, 2021
Yang Yang Huang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bio Essence Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio Essence Corp. and subsidiaries (the Company) as of December 31, 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses with significant accumulated deficit, and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its ICFR. As part of our audits, we are required to obtain an understanding of ICFR, but not for the purpose of expressing an opinion on the effectiveness of the Company’s ICFR. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there were no critical audit matters.

/S/ Keith K Zhen CPA
Keith K Zhen CPA

We have served as the Company’s auditor since 2020

Brooklyn, NY

April 14, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bio Essence Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Bio Essence Corporation and subsidiaries (the Company) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Matter

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has incurred recurring net losses with significant accumulated deficit, and negative cash flows from operations. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Kenne Ruan, CPA, P.C. We have served as the Company’s auditor since 2017. Woodbridge, Connecticut November 17, 2020

BIO ESSENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2020	2019
ASSETS

CURRENT ASSETS
Cash and equivalents	$5,325	$16,161
Accounts receivable, net	45,077	22,458
Prepaid expenses	2,259	8,890
Advance to suppliers	4,732	2,779
Security deposit	-	33,500
Inventory, net	272,232	515,993

Total current assets	329,625	599,781

NONCURRENT ASSETS
Security deposit	41,841	41,841
Right-of-use assets, net	1,374,158	1,527,358
Property and equipment, net	92,477	107,678
Intangible assets, net	7,386	18,101

Total non-current assets	1,515,862	1,694,978

TOTAL ASSETS	$1,845,487	$2,294,759

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$63,895	$35,271
Accounts payable	50,382	75,617
Taxes payable	22,967	12,128
Accrued liabilities and other payables	357,138	415,459
Operating lease liabilities	157,170	143,576
Accrued interest on government loans	4,740	-
Government loans payable - current portion	130,591	-
Loan from shareholder	1,108,008	650,699

Total current liabilities	1,894,891	1,332,750

NONCURRENT LIABILITIES
Accrued rent	234,383	605,538
Operating lease liabilities	1,284,635	1,441,805
Government loans payable	212,750	-

Total non-current liabilities	1,731,768	2,047,343

TOTAL LIABILITIES	3,626,659	3,380,093

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 and 33,209,000 as of December 31, 2020 and December 31, 2019, respectively	3,301	3,321
Additional paid in capital	4,926,879	5,026,859
Accumulated deficit	(6,711,352)	(6,115,514)

TOTAL STOCKHOLDERS’ DEFICIT	(1,781,172)	(1,085,334)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,845,487	$2,294,759

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2020	2019

Net sales	$958,700	$826,306
Cost of sales	731,413	654,286

Gross profit	227,287	172,020

Operating expenses
Selling	150,093	231,137
Bad debts	1,872	149,500
General and administrative	907,888	1,509,260

Total operating expenses	1,059,853	1,889,897

Loss from operations	(832,566)	(1,717,877)

Other income (expenses)
Interest income	5	6
Interest expense	(41,905)	-
Financial expense	(24,397)	(24,053)
Other income	307,827	44,818
Other expense	(1,502)	(3,000)

Other income, net	240,028	17,771

Loss before income tax	(592,538)	(1,700,106)

Income tax expense	3,300	3,300

Net loss	$(595,838)	$(1,703,406)

Basic and diluted weighted average shares outstanding	33,028,126	32,845,027

Basic and diluted net loss per share	$(0.02)	$(0.05)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2020	2019

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(595,838)	$(1,703,406)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	33,280	31,640
Bad debts	1,872	149,500
Provision for (reversal of) inventory impairment	(12,840)	6,240
Stock compensation expense	8,890	78,610
Operating lease expense	229,245	211,070
Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	(24,491)	10,212
Prepaid expense	(2,258)	-
Advance to suppliers	(1,954)	61,903
Security deposit	33,500	(11,298)
Inventory	256,601	59,379
Accounts payable	(25,236)	15,053
Accrued liabilities and other payables	(424,731)	348,931
Taxes payable	10,838	(1,709)
Payment on lease liabilities	(219,622)	(153,047)

Net cash used in operating activities	(732,744)	(896,922)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(7,365)	(27,650)

Net cash used in investing activities	(7,365)	(27,650)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	28,624	9,224
Proceeds from equity financing	-	361,140
Return of investment to investor	(100,000)	-
Proceeds from government loans	343,340	-
Loan from shareholder	457,309	560,699

Net cash provided by financing activities	729,273	931,063

NET INCREASE IN CASH & EQUIVALENTS	(10,836)	6,491

CASH & EQUIVALENTS, BEGINNING OF YEAR	16,161	9,670

CASH & EQUIVALENTS, END OF YEAR	$5,325	$16,161

Supplemental Cash Flow Data:
Income tax paid	$3,300	$3,300
Interest paid	$41,905	$-

Supplemental disclosure of non-cash operating activities
Prepaid stock compensation expense	$-	$8,890

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
YEARS ENDED DECEMBER 31, 2020 AND 2019

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2019	32,312,000	$3,231	$4,578,309	$(4,412,108)	$169,432

Net loss	-	-	-	(1,703,406)	(1,703,406)

Shares issued to employees	135,000	14	67,486	-	67,500

Shares issued to directors	40,000	4	19,996	-	20,000

Shares issued for equity financing	722,000	72	361,068	-	361,140

Balance at December 31, 2019	33,209,000	3,321	5,026,859	(6,115,514)	(1,085,334)

Net loss	-	-	-	(595,838)	(595,838)

Return of investment to investor	(200,000)	(20)	(99,980)	-	(100,000)

Balance at December 31, 2020	33,009,000	$3,301	$4,926,879	$(6,711,352)	$(1,781,172)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020 AND 2019

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS were under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: Bio Essence Pharmaceutical Inc. (“BEP”) and Bio Essence Herbal Essentials, Inc. (“BEH”), Bio Essence transferred its manufacturing operation to BEP, and transferred its distributing operation to BEH. On March 1, 2017, the 100% shareholder of FDS transferred all of her ownership in FDS to Bio Essence. As a result of the ownership restructure, FDS, BEP and BEH became wholly owned subsidiaries of Bio Essence.

In December 2019, a novel strain of coronavirus, causing a disease referred to as COVID-19, was reported. In March 2020, the World Health Organization declared the COVID-19 outbreak a pandemic, and the pandemic has resulted in quarantines, travel restrictions, and the temporary closure of office buildings and facilities in the US. The state of California, where the Company is headquartered, has been affected by COVID-19.

The Company’s business and services and results of operations were affected and could continue to be affected by the COVID-19 pandemic. Some of the Company’s big retail customers decreased or cancelled their orders due to bankruptcy and slow-down of their business. Many of the Company’s individual customers lost their buying power or reduced their consumption towards unnecessary merchandise like the cosmetic-related products due to unemployment. On the other hand, the demand for the Company’s health care products such as vitamin supplements and Chinese herbs were increased; especially many doctors and practitioners increased their purchase orders to stock up the inventory and prepare for the epidemic, therefore the impact of COVID-19 on the Company’s revenue was mitigated.

The global economy has also been materially negatively affected by COVID-19 and there is continued uncertainty about the duration and intensity of its impacts. While the potential economic impact brought by, and the duration of, COVID-19 may be difficult to assess or predict, a widespread pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries. All significant inter-company transactions and balances were eliminated in consolidation.

Certain amounts in the prior year’s CFS and notes have been revised to conform to the current year presentation.

Going Concern

The Company incurred net losses of $0.60 million and $1.70 million for the years ended December 31, 2020 and 2019, respectively. The Company also had an accumulated deficit of $6.71 million as of December 31, 2020. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates.

Leases

On January 1, 2019, the Company adopted ASC Topic 842 - Leases, using the modified retrospective transition approach by applying the new standard to all leases existing at the date of initial application. Results and disclosure requirements for reporting periods beginning after January 1, 2019 are presented under Topic 842, while prior period amounts have not been adjusted and continue to be reported in accordance with its historical accounting under Topic 840.

The Company elected the package of practical expedients permitted under the transition guidance, which allowed it to carry forward its historical lease classification, its assessment on whether a contract was or contains a lease, and its initial direct costs for any leases that existed prior to January 1, 2019. The Company also elected to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

Upon adoption, the Company recognized total Right of Use (“ROU”) assets of $1.67 million, with corresponding liabilities of $1.72 million on the consolidated balance sheet. The ROU assets include adjustments for prepayments and accrued lease payments. The adoption did not impact the Company’s beginning accumulated deficit, or its prior year consolidated statements of income and statements of cash flows.

Under Topic 842, the Company determines if an arrangement is a lease at inception. ROU assets and liabilities are recognized at commencement date based on the present value of remaining lease payments over the lease term. For this purpose, the Company considers only payments that are fixed and determinable at the time of commencement. As most of its leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The Company’s incremental borrowing rate is a hypothetical rate based on its understanding of what its credit rating would be. The ROU assets also include any lease payments made prior to commencement and is recorded net of any lease incentives received. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that it will exercise such options. As of December 31, 2020, the Company’s ROU assets were $1,374,158.

Operating leases are included in operating lease ROU assets and operating lease liabilities (current and non-current), on the consolidated balance sheets (see Note 14).

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2020 and 2019, the bad debt allowance was $151,372 and $149,500, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to market value, if lower.

Property and Equipment

Property and equipment are stated at cost, less accumulated depreciation, and impairment losses, if any. Major repairs and betterments that significantly extend original useful lives or improve productivity are capitalized and depreciated over the period benefited. Maintenance and repairs are expensed as incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts, and any gain or loss is included in operations. Depreciation of property and equipment is provided using the straight-line method for substantially all assets as follows:

Leasehold improvements	7-10 years
Office furniture	5 years

Impairment of Long-Lived Assets

Long-lived assets, which include property and equipment and intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2020 and 2019, there was no significant impairments of its long-lived assets.

Income Taxes

Income taxes are accounted for using an asset and liability method of accounting for income taxes in accordance with ASC Topic 740, “Income Taxes.” Under this method, income tax expense is recognized for the amount of: (i) taxes payable or refundable for the current period and (ii) deferred tax consequences of temporary differences resulting from matters that have been recognized in an entity’s financial statements or tax returns. Deferred tax assets also include the prior years’ net operating losses carried forward. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the results of operations in the period that includes the enactment date. A valuation allowance is provided to reduce the deferred tax assets reported if based on the weight of the available positive and negative evidence, it is more likely than not some portion or all of the deferred tax assets will not be realized.

The Company follows ASC Topic 740, which prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. ASC Topic 740 also provides guidance on recognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, accounting for income taxes in interim periods, and income tax disclosures.

Under the provisions of ASC Topic 740, when tax returns are filed, it is likely that some positions taken would be sustained upon examination by the taxing authorities, while others are subject to uncertainty about the merits of the position taken or the amount of the position that would be ultimately sustained. The benefit of a tax position is recognized in the financial statements in the period during which, based on all available evidence, management believes it is more likely than not that the position will be sustained upon examination, including the resolution of appeals or litigation processes, if any. Tax positions taken are not offset or aggregated with other positions. Tax positions that meet the more-likely-than-not recognition threshold are measured as the largest amount of tax benefit that is more than 50% likely of being realized upon settlement with the applicable taxing authority. The portion of the benefits associated with tax positions taken that exceeds the amount measured as described above is reflected as a liability for unrecognized tax benefits in the accompanying balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest associated with unrecognized tax benefits is classified as interest expense and penalties are classified in selling, general and administrative expenses in the statement of income.

At December 31, 2020 and 2019, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2017 and thereafter are subject to examination by the relevant taxing authorities.

Revenue Recognition

In May 2014, the FASB issued Accounting Standards Update (ASU) No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes all existing revenue recognition requirements, including most industry specific guidance. This new standard requires a company to recognize revenues when it transfers goods or services to customers in an amount that reflects the consideration that the company expects to receive for those goods or services. The FASB subsequently issued the following amendments to ASU No. 2014-09 that have the same effective date and transition date: ASU No. 2016-08, Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations; ASU No. 2016-10, Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing; ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients; and ASU No. 2016-20, Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers. The Company adopted these amendments with ASU 2014-09 (collectively, the new revenue standards).

Under the new revenue standards, the Company recognizes revenues when its customer obtains control of promised goods or services, in an amount that reflects the consideration which it expects to receive in exchange for those goods. The Company recognizes revenues following the five step model prescribed under ASU No. 2014-09: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

Revenues from product sales are recognized when the customer obtains control of the Company’s product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customer.

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2020 and 2019.

Cost of Sales

Cost of sales (“COS”) consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COS.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2020 and 2019, shipping and handling costs were $51,081 and $48,842, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the years ended December 31, 2020 and 2019, advertising expense was $31,617 and $77,012, respectively.

Fair Value (“FV”) of Financial Instruments

Certain of the Company’s financial instruments, including cash and equivalents, accrued liabilities and accounts payable, carrying amounts approximate their FV due to their short maturities. FASB ASC Topic 825, “Financial Instruments,” requires disclosure of the FV of financial instruments held by the Company. The carrying amounts reported in the balance sheets for current liabilities each qualify as financial instruments and are a reasonable estimate of their FV because of the short period of time between the origination of such instruments and their expected realization and the current market rate of interest.

Fair Value Measurements and Disclosures

ASC Topic 820, “Fair Value Measurements and Disclosures,” defines FV, and establishes a three-level valuation hierarchy for disclosures of FV measurement that enhances disclosure requirements for FV measures. The three levels are defined as follow:

●	Level 1 inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

●	Level 2 inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

●	Level 3 inputs to the valuation methodology are unobservable and significant to the FV measurement.

As of December 31, 2020 and 2019, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV.

Share-based Compensation

The Company accounts for share-based compensation awards to employees in accordance with FASB ASC Topic 718, “Compensation – Stock Compensation”, which requires that share-based payment transactions with employees be measured based on the grant-date FV of the equity instrument issued and recognized as compensation expense over the requisite service period.

The Company accounts for share-based compensation awards to non-employees in accordance with FASB ASC Topic 718 and FASB ASC Subtopic 505-50, “Equity-Based Payments to Non-employees”. Share-based compensation associated with the issuance of equity instruments to non-employees is measured at the FV of the equity instrument issued or committed to be issued, as this is more reliable than the FV of the services received. The FV is measured at the date that the commitment for performance by the counterparty has been reached or the counterparty’s performance is complete.

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later).

Concentration of Credit Risk

Financial instruments that potentially subject the Company to credit risk consist primarily of accounts and other receivables. The Company does not require collateral or other security to support these receivables. The Company conducts periodic reviews of the financial condition and payment practices of its customers to minimize collection risk on accounts receivable.

For the years ended December 31, 2020 and 2019, no customer accounted for more than 10% of the Company’s total sales.

The Company had two major vendors during the year ended December 31, 2020 as follows. The Company had three major vendors during the year ended December 31, 2019 as follows.

2020
Vendors	A	B
Percentage of total purchases	28%	19%
Accounts payable to each major vendor at December 31, 2020	$5,232	$299

2019
Vendors	A	B	C
Percentage of total purchases	27%	20%	13%
Accounts payable to each major vendor at December 31, 2019	$-	$40,464	$25,158

Segment Reporting

ASC Topic 280, “Segment Reporting,” requires use of the “management approach” model for segment reporting. The management approach model is based on the way a company’s chief operating decision maker organizes segments within the Company for making operating decisions assessing performance and allocating resources. Reportable segments are based on products and services, geography, legal structure, management structure, or any other manner in which management disaggregates a company.

Management determined the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: manufacture and sale of health supplement products.

New Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326), which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. This replaces the existing incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost. This guidance is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2022. Early application will be permitted for all entities for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. The Company is currently evaluating the impact that the standard will have on its CFS.

In December 2019, the FASB issued ASU 2019-12, Simplifying the Accounting for Income Taxes, which simplifies the accounting for income taxes, eliminates certain exceptions within ASC 740, Income Taxes, and clarifies certain aspects of the current guidance to promote consistent application among reporting entities. The guidance is effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years, with early adoption permitted. Upon adoption, the Company must apply certain aspects of this standard retrospectively for all periods presented while other aspects are applied on a modified retrospective basis through a cumulative-effect adjustment to retained earnings as of the beginning of the fiscal year of adoption. The Company is evaluating the impact of this on its CFS.

3. INVENTORY

Inventory consisted of the following at December 31, 2020 and 2019:

	2020	2019
Raw materials	$42,423	$33,000
Finished goods – health supplements	255,906	521,930
Less: Inventory impairment allowance	(26,097)	(38,937)
Total	$272,232	$515,993

4. SECURITY DEPOSIT (CURRENT AND NONCURRENT)

As of December 31, 2020, the security deposit was for rent of the Company’s office and warehouse of $41,841. At December 31, 2019, the security deposit was for rent of the Company’s office and warehouse of $41,841 and deposit for selling the products through an E-commerce platform of $33,500 (current asset), the deposit for the E-commerce platform was refunded to the Company in 2020.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2020 and 2019:

	2020	2019
Leaseholder improvements	$57,067	$53,313
Office furniture and equipment	170,917	167,307
Total	227,984	220,620
Less: Accumulated depreciation	(135,507)	(112,942)
Net	$92,477	$107,678

Depreciation for the years ended December 31, 2020 and 2019 was $22,564 and $20,230, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of December 31, 2020 and 2019:

	2020	2019
Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: Accumulated amortization	(31,892)	(21,177)
Net	$7,386	$18,101

Amortization of intangible assets was $10,716 and $11,410 for the years ended December 31, 2020 and 2019, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at December 31, 2020 is as follows: $6,361, $240, $240, $240 and $240.

7. TAXES PAYABLE

Taxes payable at December 31, 2020 and 2019 was for sales tax and payroll tax payable of $22,967 and $12,128, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following December 31, 2020 and 2019:

	2020	2019
Accrued legal and merchant fee	$720	$5,800
Credit card payable	14,538	18,004
Payroll payable	-	3,018
Accrued litigation liabilities - rent	341,880	144,462
Customer deposit	-	244,175
Total	$357,138	$415,459

Accrued litigation liabilities – rent, non-current	$234,383	$605,538

The Company was involved in legal proceedings involving a lease with its former landlord, and its former sublessor. On December 9, 2016, the Company entered into a lease with its former landlord for a warehouse facility located in San Leandro, California (the “Premises”). On November 1, 2017, the Company entered into a sublease with a former sublessor, whereby the former sublessor would occupy a portion of the Premises.

Beginning in April of 2018, the former sublessor began violating its sublease by failing to pay rent, utilities, and operating a cannabis operation in the Premises, which constituted a violation of the sublease. The former landlord instructed the Company to evict the former sublessor. Thereafter, the Company was forced to leave the Premises because of the former sublessor’s activities.

The former landlord initiated litigation against the Company seeking $2.09 million in damages for lost rental profits. The Company filed a cross-complaint against the former sublessor for breach of the sublease agreement, seeking damages related to the Company’s breach of the lease, costs, and attorney’s fees.  On August 7, 2020, the Company executed a Settlement Agreement and Release with the former landlord, wherein the Company shall pay the former landlord the sum of $750,000 through 24 equal installment payment at 10% interest pursuant to a payment schedule. The Company shall have the Early Payment Option (“EPO”), to fully satisfy its obligation to former landlord through a payment of $700,000, to be made no later than January 1, 2021, or the option is waived if the EPO is not fully paid by January 1, 2021. Concurrently with execution of this settlement agreement, the Company shall also execute the Stipulation for Dismissal of Bio Essence, Retention of Jurisdiction, and Entry of Judgment in event of default on the settlement agreement. For the year ended December 31, 2020, the Company did not utilize the EPO, and the Company repaid $207,652 including interest expense of $33,915.

9. GOVERNMENT LOANS PAYABLE

In May and June 2020, BEH, BEP and FDS received a total of $127,740 from the Paycheck Protection Program loan (“PPP loan”) from US Small Business Administration (“the SBA”). The loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have annual interest of 1%.  Loan payments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. The Company will apply for the loan forgiveness with the lender before the maturity and when the application is available from the bank. Just recently, The U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. The forgiveness application processing time may also be shorter.

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred.  This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. As of December 31, 2020, the future minimum loan payments to be paid by year are as follows:

Year Ending	Amount
December 31, 2021	$130,591
December 31, 2022	4,427
December 31, 2023	4,596
December 31, 2024	4,771
December 31, 2025	4,953
Thereafter	194,003
Total	$343,341

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At December 31, 2020 and 2019, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,108,008 and $650,699, respectively. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

11. OTHER INCOME

For the year ended December 31, 2020, the Company recognized $244,175 in other income from waiving the refund for a purchase deposit which was made by a non-related customer of FDS a few years ago who was going to purchase from FDS and importing dietary supplements to China; however, this purchase order was not executed due to prohibition of importing dietary supplements into China by the Chinese government.

12. STOCKHOLDERS’ DEFICIT

Equity Financing

In May and June 2019, the Company sold 722,000 shares to individual investors at $0.50 per share through a private placement for the proceeds of approximately $361,000.

In February 2020, with the Company’s consent, one investor returned 200,000 shares to the Company for $100,000 as a result of cancellation of the investment. The Company subsequently retired and cancelled these common shocks in 2020.

Shares to Employees

In May and June 2019, the Company granted 135,000 options to its employees to purchase 135,000 of the Company’s restricted common shares. All 135,000 options were exercised at nil exercise price on the grant date. The FV of 135,000 shares was $67,500 at grant date, and was recorded as the Company’s stock compensation expense.

Shares to directors

In June 2019, the Company entered a Board Director Agreement with four directors for retaining them as the Company’s independent directors for one year. The Company agreed to issue 10,000 shares of the Company’s restricted stock to each of the directors for their services. The FV of 40,000 shares was $20,000. The Company amortized $20,000 over one-year term and recorded $11,110 stock compensation expense for the year ended December 31, 2019. At December 31, 2019, the Company had prepaid stock compensation expense of $8,890; which was fully expensed as stock compensation expense in 2020. Since July 1, 2020, three of the four independent directors have remained in office without any compensation.

13. INCOME TAXES

The President of the U.S. signed into law H.R. 1 (the “Tax Reform Law”). The Tax Reform Law, effective for tax years beginning on or after January 1, 2018, except for certain provisions, resulting in significant changes to existing United States tax law, including various provisions that are expected to impact the Company. The Tax Reform Law reduces the federal corporate tax rate from 34% to 21% effective January 1, 2018 for the Company.

At December 31, 2020 and 2019, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.22 million and $4.62 million at December 31, 2020 and 2019, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.46 million as of December 31, 2020, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of December 31, 2020 and 2019 are as follows:

	2020	2019
Net deferred tax assets:
Bad debt expense	$42,359	$41,835
Inventory impairment (reversal)	(1,847)	1,746
Operating lease charge	6,995	4,327
Depreciation and amortization	(168)	(168)
Expected income tax benefit from NOL carry-forwards	1,459,675	1,292,537
Less: valuation allowance	(1,507,014)	(1,340,278)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2020 and 2019 is as follows:

	2020	2019
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.43)%	(6.79)%
Change in valuation allowance	26.87%	27.98%
Effective income tax rate	0.56%	0.19%

The provision for income tax expense for the years ended December 31, 2020 and 2019 consisted of the following:

	2020	2019
Income tax expense – current	$3,300	$3,300
Income tax benefit – current	-	-
Total income tax expense	$3,300	$3,300

14. COMMITMENTS AND CONTINGENCY

Warehouse and office lease

Effective March 10, 2016, the Company entered a three-year lease for an office in the City of Newport, California, with a security deposit of $22,202. The monthly rent was approximately $9,200 with a 4% increase for each year. The lease was terminated in March 2019 and the Company did not renew the lease.

Effective October 1, 2018, the Company entered a 62.5 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $41,841. The monthly rent is approximately $16,200 with a 3% increase each year. The lease provided an option to extend at lease maturity for another five-years, with six months prior written notice of lessee’s intention to extend the lease. The Company’s CEO is the guarantor of this lease. Lessor will have the right to proceed against guarantor following any breach or default by lessee without first proceeding against lessee and without previous notice to or demand upon either lessee or guarantor.

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$213,124	$194,949
Weighted Average Remaining Lease Term - Operating leases including options to renew	7.76 years	8.76 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of December 31, 2020:

For the 12 months ending	Operating Leases
December 31, 2021	$209,698
December 31, 2022	215,989
December 31, 2023	222,469
December 31, 2024	225,757
December 31, 2025	225,757
Thereafter	620,831
Total undiscounted cash flows	1,720,500
Less: imputed interest	(300,174)
Present value of lease liabilities	$1,420,326

Equipment leases

In 2017, the Company entered two leases for two copiers with terms of 60 and 63 months respectively, and monthly payments of $162 and $213, respectively. The Company also entered two leases for two forklifts with a term of 60 months for each, and the monthly payment was $292 and $669, respectively.

The components of lease costs, lease term and discount rate with respect of equipment lease with an initial term of more than 12 months are as follows:

	Year Ended	Year Ended
	December 31, 2020	December 31, 2019
Operating lease cost	$16,121	$16,121
Weighted Average Remaining Lease Term - Operating leases	1.44 years	2.44 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2020:

For the 12 months ending	Operating Leases
December 31, 2021	$16,031
December 31, 2022	6,262
Total undiscounted cash flows	22,293
Less: imputed interest	(814)
Present value of lease liabilities	$21,479

For the years ended December 31, 2020 and 2019, total rental expense including the short term lease was $242,416 and $286,514, respectively.

15. SUBSEQUENT EVENTS

The Company evaluated all events that have occurred subsequent to December 31, 2020 through the date that the consolidated financial statements were issued, and no reportable subsequent event was identified.