Form 10-Q
period 2021-03-31
Bio Essence Corp
filed 2021-05-11
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-232839

BIO ESSENCE CORP.
(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

California

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

94-3349551
(IRS EMPLOYEE IDENTIFICATION NO.)

8 Studebaker Drive in Irvine, California 92618
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(949) 706-9966
(ISSUER TELEPHONE NUMBER)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging Growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the latest practicable date, the Company has 33,009,000 shares of its common stock issued and outstanding.

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31, 2021 (UNAUDITED)	AS OF DECEMBER 31, 2020
ASSETS

CURRENT ASSETS
Cash and equivalents	$10,258	$5,325
Accounts receivable, net	18,262	45,077
Prepaid expenses	3,477	2,259
Advance to suppliers	2,185	4,732
Inventory, net	277,581	272,232

Total current assets	311,763	329,625

NONCURRENT ASSETS
Security deposit	41,841	41,841
Right-of-use assets, net	1,334,712	1,374,158
Property and equipment, net	94,567	92,477
Intangible assets, net	4,707	7,386

Total non-current assets	1,475,827	1,515,862

TOTAL ASSETS	$1,787,590	$1,845,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$34,913	$63,895
Accounts payable	51,307	50,382
Taxes payable	29,734	22,967
Accrued liabilities and other payables	466,001	357,138
Operating lease liabilities	160,699	157,170
Accrued interest on government loans	6,812	4,740
Government loans payable - current portion	246,926	130,591
Loan from shareholder	1,192,154	1,108,008

Total current liabilities	2,188,546	1,894,891

NONCURRENT LIABILITIES
Accrued rent	135,598	234,383
Operating lease liabilities	1,243,314	1,284,635
Government loans payable	211,659	212,750

Total non-current liabilities	1,590,571	1,731,768

TOTAL LIABILITIES	3,779,117	3,626,659

COMMITMENTS AND CONTINGENCIES (Note 13)	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000. No issued and outstanding shares as of March 31, 2021 and December 31, 2020	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of March 31, 2021 and December 31, 2020	3,301	3,301
Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(6,921,707)	(6,711,352)

TOTAL STOCKHOLDERS’ DEFICIT	(1,991,527)	(1,781,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,787,590	$1,845,487

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020

Net sales	$212,028	$306,347
Cost of sales	135,309	160,179

Gross profit	76,719	146,168

Operating expenses
Selling	15,523	48,811
Bad debts	380	-
General and administrative	265,347	217,695

Total operating expenses	281,250	266,506

Loss from operations	(204,531)	(120,338)

Other income (expenses)
Interest expense	(2,763)	(971)
Financial expense	(3,299)	(5,517)
Other income	8,347	10,457
Other expense	(4,809)	(775)

Other income (expense), net	(2,524)	3,194

Loss before income tax	(207,055)	(117,144)

Income tax expense	3,300	-

Net loss	$(210,355)	$(117,144)

Basic and diluted weighted average shares outstanding	33,009,000	33,085,923

Basic and diluted net loss per share	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2021 AND 2020

(UNAUDITED)

	COMMON	COMMON	ADDITIONAL PAID IN	ACCUMULATED
	STOCK - SHARES	STOCK - AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance at January 1. 2021	33,009,000	3,301	4,926,879	(6,711,352)	(1,781,172)

Net loss	-	-	-	(210,355)	(210,355)

Balance at March 31, 2021	33,009,000	$3,301	$4,926,879	$(6,921,707)	$(1,991,527)

Balance at January 1, 2020	33,209,000	$3,321	$5,026,859	$(6,115,514)	$(1,085,334)

Net loss	-	-	-	(117,144)	(117,144)
					-
Return of investment to investor	(200,000)	(20)	(99,980)		(100,000)

Balance at March 31, 2020	33,009,000	3,301	4,926,879	(6,232,658)	(1,302,478)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(210,355)	$(117,144)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	8,515	8,333
Bad debts	380	-
Gain on disposal of fixed assets	(1,089)	-
Stock compensation expense	-	4,932
Operating lease expense	57,311	57,326
Increase (decrease) in assets:
Changes in assets / liabilities:
Accounts receivable	26,435	(18,112)
Prepaid expenses	(1,218)	-
Advance to suppliers	2,548	(2,221)
Inventory	(5,349)	44,222
Security deposit	-	3,504
Accounts payable	926	21,155
Accrued liabilities and other payables	12,148	(1,787)
Taxes payable	6,767	(4,522)
Payment on lease liabilities	(55,658)	(54,168)

Net cash used in operating activities	(158,639)	(58,482)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	2,700
Purchase of fixed assets	(9,537)	-

Net cash used in investing activities	(6,837)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(28,982)	1,693
Return of investment to investor	-	(100,000)
Proceeds from government loans	115,245	-
Loan from shareholder	84,146	150,500

Net cash provided by financing activities	170,409	52,193

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	4,933	(6,289)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	5,325	16,161

CASH & EQUIVALENTS, END OF PERIOD	$10,258	$9,872

Supplemental Cash Flow Data:
Income tax paid	$3,300	$-
Interest paid	$2,763	$971

Supplemental disclosure of non-cash operating activities
Prepaid stock compensation expense	$-	$3,958

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021 (UNAUDITED) AND DECEMBER 31, 2020

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries, BEP, BEH and FDS. All significant inter-company transactions and balances were eliminated in consolidation.

The interim consolidated financial information as of March 31, 2021 and for the three-month periods ended March 31 30, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 14, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2021, its consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020, as applicable, were made.

Certain amounts in the prior year’s CFS and notes have been revised to conform to the current year presentation.

Going Concern

The Company incurred net losses of $0.21 million and $0.12 million for the three months ended March 31, 2021 and 2020, respectively. The Company also had an accumulated deficit of $6.92 million as of March 31, 2021. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating lease liabilities are recognized based on the present value of the remaining lease payments, discounted using the discount rate for the lease at the commencement date. As the rate implicit in the lease is not readily determinable for the operating lease, the Company generally uses an incremental borrowing rate based on information available at the commencement date to determine the present value of future lease payments. Operating lease right-of-use (“ROU assets”) assets represent the Company’s right to control the use of an identified asset for the lease term and lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets are generally recognized based on the amount of the initial measurement of the lease liability. The lease has remaining lease term of approximately four years. Lease expense is recognized on a straight-line basis over the lease term. The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the consolidated statements of income on a straight-line basis over the lease term.

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets.

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of March 31, 2021 and December 31, 2020, the Company had ROU of $1,334,712 and $1,374,158, respectively. The Company recognized no impairment of ROU assets as of March 31, 2021 and December 31, 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2021 and December 31, 2020, the bad debt allowance was $151,752 and $151,372, respectively.

Inventory

Inventories are stated at the lower of cost or net realizable value with cost determined on a weighted-average basis. Management compares the cost of inventories with the net realizable value and an allowance is made for writing down their inventories to net realizable value, if lower.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2021 and December 31, 2020, there was no significant impairments of its long-lived assets.

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

At March 31, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

The Company accounts for income taxes in interim periods in accordance with FASB ASC 740-270, “Interim Reporting.” The Company has determined an estimated annual effective tax rate. The rate will be revised, if necessary, as of the end of each successive interim period during the Company’s fiscal year to its best current estimate. The estimated annual effective tax rate is applied to the year-to-date ordinary income (or loss) at the end of the interim period.

Revenue Recognition

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

Revenue is measured at the amount of consideration we expect to receive in exchange for the sale of our product., which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from product sales are recorded net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customers.

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2021 and 2020.

Cost of Sales

Cost of sales (“COS”) consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COS.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2021 and 2020, shipping and handling costs were $8,134 and $13,387, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the three months ended March 31, 2021 and 2020, advertising expense was $5,965 and $13,082, respectively.

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

As of March 31, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

For the three months ended March 31, 2021 and 2020, no customer accounted for more than 10% of the Company’s total sales.

The Company had four major vendors during the three months ended March 31, 2021 as follows. The Company had three major vendors during three months ended March 31, 2020 as follows.

2021
Vendors	A	B	C	D
Percentage of total purchases	30%	24%	11%	10%
Accounts payable to each major vendor at March 31, 2021	$451	$-		$-

2020
Vendors	A	B	D
Percentage of total purchases	28%	33%	19%
Accounts payable to each major vendor at March 31, 2020	$23,931	$102	$367

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. The guidance removes Step 2 of the goodwill impairment test, which requires a hypothetical purchase price allocation. A goodwill impairment will now be the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying amount of goodwill. The guidance should be adopted on a prospective basis. As a smaller reporting company, the standard will be effective for the Company for interim and annual reporting periods beginning after December 15, 2022, with early adoption permitted. The Company is currently evaluating the impact of adopting this standard on its CFS.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848) (“ASU 2020-04”). ASU 2020-04 contains practical expedients for reference rate reform related activities that impact debt, leases, derivatives and other contracts. The guidance in ASU 2020-04 is optional and may be elected over time as reference rate reform activities occur. The Company continues to evaluate the impact of the guidance and may apply the elections as applicable as changes in the market occur.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021 including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period.  The Company is currently evaluating the impact that ASU 2020-06 may have on its CFS and related disclosures.

3. INVENTORY

Inventory consisted of the following at March 31, 2021 and December 31, 2020:

	2021 (unaudited)	2020
Raw materials	$53,026	$42,423
Finished goods – health supplements	250,652	255,906
Less: Inventory impairment allowance	(26,097)	(26,097)
Total	$277,581	$272,232

4. SECURITY DEPOSIT

As of March 31, 2021 and December 31, 2020, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2021 and December 31, 2020:

	2021 (unaudited)	2020
Leaseholder improvements	$57,067	$57,067
Office furniture and equipment	177,070	170,917
Total	234,137	227,984
Less: Accumulated depreciation	(139,570)	(135,507)
Net	$94,567	$92,477

Depreciation for the three months ended March 31, 2021 and 2020 was $5,836 and $5,654, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2021 and December 31, 2020:

	2021 (unaudited)	2020
Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: Accumulated amortization	(34,571)	(31,892)
Net	$4,707	$7,386

Amortization of intangible assets was $2,679 and $2,679 for the years ended March 31, 2021 and 2020, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at March 31, 2021 is as follows: $3,742, $240, $240, $240 and $240.

7. TAXES PAYABLE

Taxes payable at March 31, 2021 and December 31, 2020 was for sales tax and payroll tax payable of $29,734 and $22,967, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following March 31, 2021 and December 31, 2020:

	2021 (unaudited)	2020
Accrued legal and merchant fee	$-	$720
Credit card payable	16,467	14,538
Payroll payable	8,869	-
Accrued litigation liabilities - rent	440,665	341,880

Total	$466,001	$357,138

Accrued litigation liabilities – rent, non-current	$135,598	$234,383

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

The former landlord initiated litigation against the Company seeking $2.09 million in damages for lost rental profits. The Company filed a cross-complaint against the former sublessor for breach of the sublease agreement, seeking damages related to the Company’s breach of the lease, costs, and attorney’s fees.  On August 7, 2020, the Company executed a Settlement Agreement and Release with the former landlord, wherein the Company shall pay the former landlord the sum of $750,000 through 24 equal installment payment at 10% interest pursuant to a payment schedule. The Company shall have the Early Payment Option (“EPO”), to fully satisfy its obligation to former landlord through a payment of $700,000, to be made no later than January 1, 2021, or the option is waived if the EPO is not fully paid by January 1, 2021. Concurrently with execution of this settlement agreement, the Company shall also execute the Stipulation for Dismissal of Bio Essence, Retention of Jurisdiction, and Entry of Judgment in event of default on the settlement agreement. The Company did not utilize the EPO. For the three months ended March 31, 2021, the Company didn’t make any repayment. As of March 31, 2021, the default on the payments amounted to $103,826. The Company’s major shareholder is committed to loan the Company for repaying the entire liability in June 2021.

9. GOVERNMENT LOANS PAYABLE

In May and June 2020, BEH, BEP and FDS received a total of $127,740 from the Paycheck Protection Program loan (“PPP loan”) from US Small Business Administration (“the SBA”). The loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have annual interest of 1%.  Loan payments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. The Company applied BEP’s PPP loan forgiveness and received the confirmation of loan waiver from the bank in April 2021, and will apply for BEH and FDS’ PPP loan forgiveness with the lender before the maturity and when the application is available from the bank. Just recently, The U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. The forgiveness application processing time may also be shorter. In February 2021, BEH, BEP and FDS received a total of $115,245 from the second round of PPP loan from the SBA.

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred.  This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. As of March 31, 2021, the future minimum loan payments (including the PPP loan and EIDL loan) to be paid by year are as follows:

Year Ending	Amount (unaudited)
March 31, 2022	$246,926
March 31, 2023	4,469
March 31, 2024	4,639
March 31, 2025	4,816
March 31, 2026	5,000
Thereafter	192,735
Total	$458,585

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At March 31, 2021 and December 31, 2020, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,192,154 and $1,108,008, respectively. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

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

Shares to Employees

In May and June 2019, the Company granted 135,000 options to its employees to purchase 135,000 of the Company’s restricted common shares. All 135,000 options were exercised at nil exercise price on the grant date. The FV of 135,000 shares was $67,500 at grant date, and was recorded as the Company’s stock compensation expense in 2019.

Shares to directors

In June 2019, the Company entered a Board Director Agreement with four directors for retaining them as the Company’s independent directors for one year. The Company agreed to issue 10,000 shares of the Company’s restricted stock to each of the directors for their services. The FV of 40,000 shares was $20,000. The Company amortized $20,000 over one-year term and recorded $11,110 stock compensation expense for the year ended December 31, 2019. At December 31, 2019, the Company had prepaid stock compensation expense of $8,890, $4,932 of which was expensed as stock compensation expense in the three months ended March 31, 2020, and the balance was expensed as stock compensation expense in the three months ended June 30, 2020. Since July 1, 2020, three of the four independent directors have remained in office without any compensation.

12. INCOME TAXES

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

At March 31, 2021 and December 31, 2020, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.42 million and $5.22 million at March 31, 2021 and December 31, 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.52 million as of March 31, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of March 31, 2021 and December 31, 2020 are as follows:

	2021 (unaudited)	2020
Net deferred tax assets:
Bad debt expense	$42,465	$42,359
Inventory impairment (reversal)	(1,847)	(1,847)
Operating lease charge	7,452	6,995
Depreciation and amortization	(168)	(168)
Expected income tax benefit from NOL carry-forwards	1,518,084	1,459,675
Less: valuation allowance	(1,565,986)	(1,507,014)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2021 and 2020 is as follows:

	2021 (unaudited)	2020 (unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(5.39)%	(6.69)%
Change in valuation allowance	24.80%	27.69%
Effective income tax rate	1.59%	0.00%

The provision for income tax expense for the three months ended March 31, 2021 and 2020 consisted of the following:

	2021 (unaudited)	2020 (unaudited)
Income tax expense – current	$3,300	$-
Income tax benefit – current	-	-
Total income tax expense	$3,300	$-

13. COMMITMENTS AND CONTINGENCY

Warehouse and office lease

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2021 (unaudited)	Three Months Ended March 31, 2020 (unaudited)
Operating lease cost	$53,281	$53,281
Weighted Average Remaining Lease Term - Operating leases including options to renew	7.51 years	8.51 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of March 31, 2021:

For the 12 months ending	Operating Leases (unaudited)
March 31, 2022	$211,248
March 31, 2023	217,585
March 31, 2024	224,113
March 31, 2025	225,757
March 31, 2026	225,757
Thereafter	564,390
Total undiscounted cash flows	1,668,850
Less: imputed interest	(282,561)
Present value of lease liabilities	$1,386,289

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

The components of lease costs, lease term and discount rate with respect of equipment lease with an initial term of more than 12 months are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2021 (unaudited)	March 31, 2020 (unaudited)
Operating lease cost	$4,030	$4,045
Weighted Average Remaining Lease Term - Operating leases	1.19 years	2.19 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of lease liabilities as of March 31, 2021:

For the 12 months ending	Operating Leases
March 31, 2022	$16,031
March 31, 2023	2,254
Total undiscounted cash flows	18,285
Less: imputed interest	(561)
Present value of lease liabilities	$17,724

For the three months ended March 31, 2021 and 2020, total rental expense including the short term lease was $57,331 and $64,996, respectively.

14. SUBSEQUENT EVENTS

As more detail disclosed in Note 8, the company has a litigation liability payable to its prior landlord. The Company did not make payments in 2021, pursuit to the payment schedule included in the settlement agreements. The default on the payments amounted to $138,434 as of the date of this report. The Company’s major shareholder is committed to loan the Company for repaying the entire liability in June 2021.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Related Party Transactions

Loans from Officer

At March 31, 2021 and December 31, 2020, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,192,154 and $1,108,008, respectively. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries, BEP, BEH and FDS. All significant inter-company transactions and balances were eliminated in consolidation.

The interim consolidated financial information as of March 31, 2021 and for the three-month periods ended March 31 30, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 14, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2021, its consolidated results of operations and cash flows for the three months ended March 31, 2021 and 2020, as applicable, were made.

Certain amounts in the prior year’s CFS and notes were revised to conform to the current year presentation.

Going Concern

The Company incurred net losses of $0.21 million and $0.12 million for the three months ended March 31, 2021 and 2020, respectively. The Company also had an accumulated deficit of $6.92 million as of March 31, 2021. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others.  While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, allowance for doubtful accounts, and the reserve for obsolete and slow-moving inventories. Actual results could differ from those estimates

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2021 and December 31, 2020, the bad debt allowance was $151,752 and $151,372, respectively.

Revenue Recognition

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2021 and 2020.

Results of operations

Comparison of the three months ended March 31, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales	$212,028		$306,347		$(94,319)	(30.79)%
Cost of goods sold	135,309	63.82%	160,179	52.29%	(24,870)	(15.53)%
Gross profit	76,719	36.18%	146,168	47.71%	(69,449)	(47.51)%
Selling expenses	15,523	7.32%	48,811	15.93%	(33,288)	(68.20)%
Bad debts	380	0.18%	-	-%	380	100%
General and administrative expenses	265,347	125.15%	217,695	71.06%	47,652	21.89%
Operating expenses	281,250	132.65%	266,506	86.99%	14,744	5.53%
Loss from operations	(204,531)	(96.46)%	(120,338)	(39.28)%	84,193	(69.96%
Other income (expense), net	(2,524)	(1.19)%	3,194	1.04%	(5,718)	(179.02)%
Loss before income taxes	(207,055)	(97.65)%	(117,144)	(38.24)%	89,911	76.75%
Income tax expense	3,300	1.56%	-	-%	3,300	100%
Net loss	$(210,355)	(99.21)%	$(117,144)	(38.24)%	$93,211	79.57%

Sales

Sales for the three months ended March 31, 2021 and 2020 were $212,028 and $306,347, respectively, a decrease of $94,319 or 30.79%. The decrease was mainly due to the discontinuation of most of the products of FDS in the end of 2020 due to lack of demand and only keep one product for sell; and decreased purchase orders from doctors and practitioners for stock up the inventory for the epidemic prevention as a result of COVID-19 vaccine becoming available.

Cost of sales

Cost of sales for the three months ended March 31, 2021 and 2020 was $135,309 and 160,179, respectively, a decrease of $24,870 or 15.53%. The decreased cost of sales was due to decreased sales.

Gross profit

The gross profit for the three months ended March 31, 2021 and 2020 was $76,719 and $146,168, respectively, a decrease of $69,449 or 47.51%. The profit margin was 36.18% for 2021 compared to 47.71% for 2020, the decrease in profit margin was mainly due to decreased sales and increased cost of sales including increased freight and shipping costs resulting from increased purchase from overseas. In addition, we lowered the sales price for expiring products of FDS during the three months ended March 31, 2021.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expense and promotion expenses. Selling expense was $15,523 for the three months ended March 31, 2021, compared to $48,811 for the three months ended March 31, 2020, a decrease of $33,288 or 68.20%, mainly resulting from decreased advertising expense by $7,110, decreased E-commerce market expense by $1,050 and decreased show expense by $1,120 ,decreased shipping expense by $5,253 and decreased marketing fee by $18,740.

Bad debt expense was $380 for the three months ended March 31, 2021, compared to $0 for the three months ended March 31, 2020.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities and audit and legal expenses. General and administrative expenses were $265,347 for the three months ended March 31, 2021, compared to $217,695 for the three months ended March 31, 2020, an increase of $47,652 or 21.89%, the increase was mainly due to increased salary expense by $14,960, increased office management fee by $19,950, and increased consulting fee by $12,310.

Other income (expense), net

Other expense was $2,524 for the three months ended March 31, 2021, compared to other income of $3,194 for the three months ended March 31, 2020, an increase of other expense of $5,718 or 179.02%. The increase in other expense was mainly due to increased other expense by $4,034, which mainly consist of the late fee for payment and increased interest expense by $1,792.

Net loss

We had a net loss of $210,355 for the three months ended March 31, 2021, compared to $117,144 for the three months ended March 31, 2020, an increase of $93,211 or 79.57%. The increase in our net loss was mainly resulted from increased operating expenses by $14,744, decreased gross profit by $69,449 and decreased other income by $5,718 as described above.

Liquidity and Capital Resources

As of March 31, 2021, we had cash and equivalents of $10,258, bank overdraft of $34,913, other current assets of $301,505, other current liabilities (excluding bank overdraft ) of $2,153,633, working capital deficit of $1,876,783, a current ratio of 0.14:1. As of December 31, 2020, we had cash and equivalents of $5,325, bank overdraft of $63,895, other current assets of $324,300, other current liabilities (excluding bank overdraft) of $1,830,996, working capital deficit of $1,565,266, a current ratio of 0.17:1. ( The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2021 and 2020, respectively.

	2021	2020
Net cash used in operating activities	$(158,639)	$(58,482)
Net cash used in investing activities	$(6,837)	$-
Net cash provided by financing activities	$170,409	$52,193

Net cash used in operating activities

Net cash used in operating activities was $158,639 for the three months ended March 31, 2021, compared to $58,482 in 2020. The increase of cash outflow from operating activities for the three months ended March 31, 2021 was principally attributable to increased net loss by $93,211 and increased cash outflow on inventory by $49,571, which was partly offset by increased cash inflows from accounts receivable by $44,547.

Net cash used in investing activities

Net cash used in investing activities was $6,837 for the three months ended March 31, 2021, compared to $0 in 2020. For the three months ended March 31, 2021, we purchased fixed assets of $9,537 and sold fixed assets for $2,700.

Net cash provided by financing activities

Net cash provided by financing activities was $170,409 for the three months ended March 31, 2021, compared to $52,193 in 2020. The net cash provided by financing activities in 2021 consisted of proceeds from government loans of $115,245 due to the Covid-19 and loan from a major shareholder (also the senior officer) of $84,146, but partly offset by bank overdraft of $28,982. The net cash provided by financing activities in 2020 mainly consisted of loan from a major shareholder (also the senior officer)of $150,500, but partly offset with return of investment to an investor for $100,000.

Equity Financing

In May and June 2019, the Company sold 722,000 shares to individual investors at $0.50 per share through a private placement for proceeds of $361,000. In February 2020, with the Company’s consent, one investor returned 200,000 shares to the Company for $100,000 as a result of cancellation of the investment.

Our current liabilities exceed current assets at March 31, 2021, and we incurred substantial losses and cash outflows from operating activities in the periods presented. we may have difficulty to meet upcoming cash requirements. As of March 31, 2021, our principal source of funds was loans from officers (also are the Company’s major shareholders). As of March 31, 2021, we believe we will need $1.8 million cash to continue our current business for the next 12 months including pay potential damages from the pending litigation.  In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company, as defined in 17 CFR § 229.10(f)(1), we are not required to provide the information requested by this Item.

Item 4. Controls and Procedures.

The Company’s Chief Executive, Yin Yan, is responsible for establishing and maintaining disclosure controls and procedures for the Company.

Evaluation of Disclosure Controls and Procedures

For purposes of this Item 4, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On March 31, 2021, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2021, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on March 31, 2021 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on March 31, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

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

Since the beginning of 2021, the Company did not make payments to Harsch, pursuit to the Settlement Agreement. The default on the payments amounted to $103,826 as of March 31, 2021, and $138,434 as of the date of this report. The Company’s major shareholder is committed to loan the Company for repaying the entire liability in June 2021.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities in the first quarter of 2021.

Pursuant to Rule 463 of Regulation S-K, the Company’s first registration statement filed on Form S-1 pursuant to the Securities Act was deemed effective on December 30, 2020 (the “Registration Statement”). The Registration Statement registered 33, 009,000 shares of the Company’s common stock. However, there have been no sales of registered common stock since the Registration Statement was deemed effective. The offering has not commenced because the Company is waiting to file its Form 211 in order to obtain a trading symbol on the OTC Markets. The Registration Statement has not been terminated.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
101.INS	XBRL Instance Document	X
101.SCH	XBRL Taxonomy Extension Schema	X
101.CAL	XBRL Taxonomy Calculation Linkbase	X
101.DEF	XBRL Definition Linkbase Document	X
101.LAB	XBRL Taxonomy Label Linkbase	X
101.PRE	XBRL Definition Linkbase Document	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date:	May 11, 2021