Form 10-Q
period 2021-06-30
Bio Essence Corp
filed 2021-08-12
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30,	AS OF DECEMBER 31,
	2021	2020
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$8,222	$5,325
Accounts receivable, net	24,268	45,077
Prepaid expenses	14,508	2,259
Advance to suppliers	-	4,732
Inventory, net	244,077	272,232
Total current assets	291,075	329,625

NONCURRENT ASSETS
Security deposit	41,841	41,841
Right-of-use assets, net	1,294,792	1,374,158
Property and equipment, net	99,547	92,477
Intangible assets, net	2,028	7,386
Total non-current assets	1,438,208	1,515,862

TOTAL ASSETS	$1,729,283	$1,845,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$42,130	$63,895
Accounts payable	62,981	50,382
Taxes payable	19,047	22,967
Accrued liabilities and other payables	40,912	357,138
Operating lease liabilities	161,703	157,170
Accrued interest on government loans	8,901	4,740
Government loans payable - current portion	119,590	130,591
Loan from shareholder	2,013,786	1,108,008
Total current liabilities	2,469,050	1,894,891

NONCURRENT LIABILITIES
Accrued rent	-	234,383
Operating lease liabilities	1,204,043	1,284,635
Government loans payable	211,255	212,750
Total non-current liabilities	1,415,298	1,731,768

TOTAL LIABILITIES	3,884,348	3,626,659

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000, none share issued and outstanding as of June 30, 2021 and December 31, 2020	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of June 30, 2021 and December 31, 2020	3,301	3,301
Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(7,085,245)	(6,711,352)
TOTAL STOCKHOLDERS’ DEFICIT	(2,155,065)	(1,781,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,729,283	$1,845,487

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2021	2020	2021	2020
Net sales	$447,955	$511,437	$235,927	$205,090

Cost of sales	306,736	304,922	171,427	144,743

Gross profit	141,219	206,515	64,500	60,347

Operating expenses
Selling	33,933	81,798	18,410	32,987
Bad debts	380	342	-	342
General and administrative	572,732	440,976	307,385	223,281
Total operating expenses	607,045	523,116	325,795	256,610

Loss from operations	(465,826)	(316,601)	(261,295)	(196,263)

Other income (expenses)
Interest expense	(29,672)	(1,814)	(26,909)	(843)
Financial expense	(6,418)	(12,801)	(3,119)	(7,284)
Other income	136,219	34,508	127,872	24,051
Other expense	(4,896)	(1,583)	(87)	(808)
Other income, net	95,233	18,310	97,757	15,116

Loss before income tax	(370,593)	(298,291)	(163,538)	(181,147)

Income tax expense	3,300	3,300	-	3,300

Net loss	$(373,893)	$(301,591)	$(163,538)	$(184,447)

Basic and diluted weighted average shares outstanding	33,009,000	33,047,462	33,009,000	33,009,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(373,893)	$(301,591)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,306	16,664
Bad debts	380	342
Gain on disposal of fixed assets	(1,089)	-
PPP Loan forgiveness	(127,740)	-
Stock compensation expense	-	8,890
Operating lease expense	114,620	114,638
Increase (decrease) in assets:
Changes in assets / liabilities:
Accounts receivable	20,432	(23,019)
Prepaid expenses	(12,249)	-
Advance to suppliers	4,733	(25,482)
Inventory	28,155	62,302
Security deposit	-	3,504
Accounts payable	12,602	(26,391)
Accrued liabilities and other payables	(546,454)	(4,218)
Taxes payable	(3,920)	(3,336)
Payment on lease liabilities	(111,313)	(108,322)
Net cash used in operating activities	(978,430)	(286,019)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	2,700	-
Purchase of fixed assets	(20,629)	-
Net cash used in investing activities	(17,929)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(21,765)	(33,638)
Return of investment to investor	-	(100,000)
Proceeds from government loans	115,245	343,340
Loan from shareholder	905,776	144,487
Net cash provided by financing activities	999,256	354,189

NET INCREASE IN CASH & EQUIVALENTS	2,897	68,170
CASH & EQUIVALENTS, BEGINNING OF PERIOD	5,325	16,161
CASH & EQUIVALENTS, END OF PERIOD	$8,222	$84,331

Supplemental Cash Flow Data:
Income tax paid	$3,300	$3,300
Interest paid	$29,672	$1,814

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	PREFERRED	PREFERRED	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance at January 1. 2021	-	$-	33,009,000	$3,301	$4,926,879	$(6,711,352)	$(1,781,172)

Net loss	-	-	-	-	-	(210,355)	(210,355)

Balance at March 31, 2021	-	-	33,009,000	3,301	4,926,879	(6,921,707)	(1,991,527)

Net loss						(163,538)	(163,538)

Balance at June 30, 2021	-	$-	33,009,000	$3,301	$4,926,879	$(7,085,245)	$(2,155,065)

Balance at January 1, 2020	-	$-	33,209,000	$3,321	$5,026,859	$(6,115,514)	$(1,085,334)

Net loss	-	-	-	-	-	(117,144)	(117,144)
							-
Return of investment to investor	-	-	(200,000)	(20)	(99,980)		(100,000)

Balance at March 31, 2020	-	-	33,009,000	3,301	4,926,879	(6,232,658)	(1,302,478)

Net loss	-	-	-	-	-	(184,447)	(184,447)

Balance at June 30, 2020	-	$-	33,009,000	$3,301	$4,926,879	$(6,417,105)	$(1,486,925)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

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

The interim consolidated financial information as of June 30, 2021 and for the six and threemonths ended June 30, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 14, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2021, its consolidated results of operations and cash flows for the six and three months ended June 30, 2021 and 2020, as applicable, were made.

Certain amounts in the prior year’s CFS and notes have been revised to conform to the current year presentation.

Going Concern

The Company incurred net losses of $0.37 million and $0.30 million for the six months ended June 30, 2021 and 2020, respectively. The Company incurred net losses of $0.16 million and $0.18 million for the three months ended June 30, 2021 and 2020, respectively. The Company also had an accumulated deficit of $7.09 million as of June 30, 2021. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are tested for impairment individually or as part of an asset group if the cash flows related to the ROU asset are not independent from the cash flows of other assets and liabilities. An asset group is the unit of accounting for long-lived assets to be held and used, which represents the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets and liabilities. As of June 30, 2021 and December 31, 2020, the Company had ROU of $1,294,792 and $1,374,158, respectively. The Company recognized no impairment of ROU assets as of June 30, 2021 and December 31, 2020.

The operating lease is included in operating lease right-of-use assets, operating lease liabilities-current and operating lease liabilities-non-current on the consolidated balance sheets.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2021 and December 31, 2020, the bad debt allowance was $151,752 and $151,372, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2021 and December 31, 2020, there was no significant impairments of its long-lived assets.

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

At June 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2021 and 2020.

Cost of Sales

Cost of sales (“COS”) consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COS.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2021 and 2020, shipping and handling costs were $17,331 and $28,359, respectively. During the three months ended June 30, 2021 and 2020, shipping and handling costs were $9,197 and $14,972, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the six months ended June 30, 2021 and 2020, advertising expense was $15,125 and $18,787, respectively. During the three months ended June 30, 2021 and 2020, advertising expense was $9,160 and $5,705, respectively.

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

As of June 30, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

For the six months ended June 30, 2021 and 2020, no customer accounted for more than 10% of the Company’s total sales. For the three months ended June 30, 2021 and 2020, one customer accounted for more than 10% of the Company’s total sales for each of the period.

The Company had one vendor accounted more than 10% of total purchases during the six months ended June 30, 2021. The Company had three major vendors accounted for 30%, 22% and 11%, respectively, of total purchase during six months ended June 30, 2020.

The Company had no vendors accounts more than 10% of total purchases during the three months ended June 30, 2021. The Company had three major vendors accounted for 28%, 17% and 15%, respectively, of total purchases during the three months ended June 30, 2020.

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

3. INVENTORY

Inventory consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$63,138	$42,423
Finished goods – health supplements	207,036	255,906
Less: Inventory impairment allowance	(26,097)	(26,097)
Total	$244,077	$272,232

4. SECURITY DEPOSIT

As of June 30, 2021 and December 31, 2020, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Leaseholder improvements	$57,757	$57,067
Office furniture and equipment	187,472	170,917
Total	245,229	227,984
Less: Accumulated depreciation	(145,682)	(135,507)
Net	$99,547	$92,477

Depreciation for the six months ended June 30, 2021 and 2020 was $11,948 and $11,306, respectively.

Depreciation for the three months ended June 30, 2021 and 2020 was $6,112 and $5,652, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: Accumulated amortization	(37,250)	(31,892)
Net	$2,028	$7,386

Amortization of intangible assets was $5,358 and $5,358 for the six months ended June 30, 2021 and 2020, respectively. Amortization of intangible assets was $2,679 and $2,679 for the three months ended June 30, 2021 and 2020, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at June 30, 2021 is as follows: $1,123, $240, $240, $240 and $240.

7. TAXES PAYABLE

Taxes payable at June 30, 2021 and December 31, 2020 was for sales tax and payroll tax payable of $19,047 and $22,967, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following June 30, 2021 and December 31, 2020:

	June 30, 2021	December 31, 2020
	(unaudited)
Accrued legal and merchant fee	$-	$720
Credit card payable	33,649	14,538
Payroll payable	3,948	-
Accrued litigation liabilities - rent	-	341,880
Other	3,315	-

Total	$40,912	$357,138

Accrued litigation liabilities – rent, non-current	$-	$234,383

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

The former landlord initiated litigation against the Company seeking $2.09 million in damages for lost rental profits. The Company filed a cross-complaint against the former sublessor for breach of the sublease agreement, seeking damages related to the Company’s breach of the lease, costs, and attorney’s fees. On August 7, 2020, the Company executed a Settlement Agreement and Release with the former landlord, wherein the Company shall pay the former landlord the sum of $750,000 through 24 equal installment payment at 10% interest pursuant to a payment schedule. The Company shall have the Early Payment Option (“EPO”), to fully satisfy its obligation to former landlord through a payment of $700,000, to be made no later than January 1, 2021, or the option is waived if the EPO is not fully paid by January 1, 2021. Concurrently with execution of this settlement agreement, the Company shall also execute the Stipulation for Dismissal of Bio Essence, Retention of Jurisdiction, and Entry of Judgment in event of default on the settlement agreement. The Company did not utilize the EPO. For the three months ended March 31, 2021, the Company didn’t make any repayment. In May 2021, The Company’s major shareholder loaned the Company for repaying the entire outstanding liability of $608,631, including principal of $576,263, interest expense of $23,840, and other costs of $8,528.

9. GOVERNMENT LOANS PAYABLE

In May and June 2020, BEH, BEP and FDS received a total of $127,740 from the Paycheck Protection Program loan (“PPP loan”) from US Small Business Administration (“the SBA”). The loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have annual interest of 1%. Loan payments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. Just recently, The U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. BEH, BEP and FDS’ PPP loan forgiveness were all approved as of June 30, 2021, and the Company recorded $127,740 PPP loan forgiveness as other income during the quarter ended June 30, 2021. In addition, in February 2021, BEH, BEP and FDS received a total of $115,245 from the second round of PPP loan from the SBA.

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. As of June 30, 2021, the future minimum loan payments (including the PPP loan and EIDL loan) to be paid by year are as follows:

Year Ending	Amount
(unaudited)
June 30, 2022	$119,590
June 30, 2023	4,511
June 30, 2024	4,681
June 30, 2025	4,862
June 30, 2026	5,061
Thereafter	192,140
Total	$330,845

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At June 30, 2021 and December 31, 2020, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,405,155 and $1,108,008, respectively. At June 30, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation (see Note 8). There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

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

At June 30, 2021 and December 31, 2020, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.58 million and $5.22 million at June 30, 2021 and December 31, 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.61 million as of June 30, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of June 30, 2021 and December 31, 2020 are as follows:

	June 30, 2021	December 31, 2020
	(unaudited)
Net deferred tax assets:
Bad debt expense	$42,465	$42,359
Inventory impairment (reversal)	(1,847)	(1,847)
Operating lease charge	7,908	6,995
Depreciation and amortization	(168)	(168)
Expected income tax benefit from NOL carry-forwards	1,561,931	1,459,675
Less: valuation allowance	(1,610,289)	(1,507,014)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended June 30, 2021 and 2020 is as follows:

	2021	2020
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(5.99)%	(6.98)%
Change in valuation allowance	26.10%	26.88%
Effective income tax rate	0.89%	1.10%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2021 and 2020 is as follows:

	2021	2020
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.76)%	(6.98)%
Change in valuation allowance	27.76%	26.16%
Effective income tax rate	0.00%	1.82%

The provision for income tax expense for the six months ended June 30, 2021 and 2020 consisted of the following:

	2021	2020
	(unaudited)	(unaudited)
Income tax expense – current	$3,300	$3,300
Income tax benefit – current	-	-
Total income tax expense	$3,300	$3,300

The provision for income tax expense for the three months ended June 30, 2021 and 2020 consisted of the following:

	2021	2020
	(unaudited)	(unaudited)
Income tax expense – current	$-	$3,300
Income tax benefit – current	-	-
Total income tax expense	$-	$3,300

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Six Months Ended June 30, 2021	Six Months Ended June 30, 2020
	(unaudited)	(unaudited)
Operating lease cost	$106,563	$106,563
Weighted Average Remaining Lease Term - Operating leases including options to renew	7.26 years	8.26 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended June 30, 2021	Three Months Ended June 30, 2020
	(unaudited)	(unaudited)
Operating lease cost	$53,282	$53,282
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of June 30, 2021:

For the 12 months ending	Operating Leases
(unaudited)
June 30, 2022	$212,797
June 30, 2023	219,180
June 30, 2024	225,757
June 30, 2025	225,757
June 30, 2026	225,757
Thereafter	507,952
Total undiscounted cash flows	1,617,200
Less: imputed interest	(265,376)
Present value of lease liabilities	$1,351,824

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

The components of lease costs, lease term and discount rate with respect of equipment lease with an initial term of more than 12 months are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Operating lease cost	$8,060	$8,060
Weighted Average Remaining Lease Term - Operating leases	0.94 years	1.94 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended	Three Months Ended
	June 30, 2021	June 30, 2020
	(unaudited)	(unaudited)
Operating lease cost	$4,030	$4,015
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2021:

For the 12 months ending	Operating Leases
June 30, 2022	$13,469
June 30, 2023	808
Total undiscounted cash flows	14,277
Less: imputed interest	(356)
Present value of lease liabilities	$13,921

14. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.

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

Related Party Transactions

Loans from Officer

At June 30, 2021 and December 31, 2020, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,405,155 and $1,108,008, respectively. At June 30, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation (see Note 8). There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

The interim consolidated financial information as of June 30, 2021 and for the six and threemonths ended June 30, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 14, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2021, its consolidated results of operations and cash flows for the six and three months ended June 30, 2021 and 2020, as applicable, were made.

Going Concern

The Company incurred net losses of $0.37 million and $0.30 million for the six months ended June 30, 2021 and 2020, respectively. The Company incurred net losses of $0.16 million and $0.18 million for the three months ended June 30, 2021 and 2020, respectively. The Company also had an accumulated deficit of $7.09 million as of June 30, 2021. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2021 and December 31, 2020, the bad debt allowance was $151,752 and $151,372, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended March 31, 2021 and 2020.

Results of operations

Comparison of the six months ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales	$447,955		$511,437		$(63,482)	(12.41)%
Cost of goods sold	306,736	68.47%	304,922	59.62%	1,814	0.59)%
Gross profit	141,219	31.53%	206,515	40.38%	(65,296)	(31.62)%
Selling expenses	33,933	7.58%	81,798	15.99%	(47,865)	(58.52)%
Bad debts	380	0.08%	342	0.07%	38	11.11%
General and administrative expenses	572,732	127.85%	440,976	86.22%	131,756	29.88%
Operating expenses	607,045	135.51%	523,116	102.28%	83,929	16.04%
Loss from operations	(465,826)	(103.99)%	(316,601)	(61.90)%	149,225	47.13%
Other income (expense), net	95,233	21.26%	18,310	3.58%	76,923	420.11%
Loss before income taxes	(370,593)	(82.73)%	(298,291)	58.32)%	72,302	24.24%
Income tax expense	3,300	0.74%	3,300	0.65%	-	-%
Net loss	$(373,893)	(83.47)%	$(301,591)	(58.97)%	$72,302	23.97%

Sales

Sales for the six months ended June 30, 2021 and 2020 were $447,955 and $511,437, respectively, a decrease of $63,482 or 12.41%. The decrease was mainly due to the discontinuation of most of the products of FDS in the end of 2020 due to lack of demand and only keep one product for sell; and decreased purchase orders from doctors and practitioners for stock up the inventory for the epidemic prevention as a result of COVID-19 vaccine becoming available.

Cost of sales

Cost of sales for the six months ended June 30, 2021 and 2020 was $306,736 and $304,922, respectively, an increase of $1,814 or 0.59%. The increased cost of sales was due to increased freight and shipping costs resulting from increased purchase from overseas, and the increase of cost of raw materials purchase, despite we had decreased sales.

Gross profit

The gross profit for the six months ended June 30, 2021 and 2020 was $141,219 and $206,515, respectively, a decrease of $65,296 or 31.62%. The profit margin was 31.53% for 2021 compared to 40.38% for 2020, the decrease in profit margin was mainly due to decreased sales and increased freight-in cost and raw materials purchase price.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expense and promotion expenses. Selling expense was $33,933 for the six months ended June 30, 2021, compared to $81,798 for the six months ended June 30, 2020, a decrease of $47,865 or 58.52%, mainly resulting from decreased advertising expense by $3,660, decreased E-commerce market expense by $1,050 and decreased show expense by $1,120, decreased shipping-out expense by $11,030 and decreased marketing fee by $31,000.

Bad debt expense was $380 for the six months ended June 30, 2021, compared to $342 for the six months ended June 30, 2020.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities and audit and legal expenses. General and administrative expenses were $572,732 for the six months ended June 30, 2021, compared to $440,976 for the six months ended June 30, 2020, an increase of $131,756 or 29.88%, the increase was mainly due to increased salary expense by $24,210, increased office management fee by $23,940, increased legal expense by $12,040, increased consulting and professional fee by $46,450, increased telephone and internet expense by $6,030, increased products testing fee by $6,210 and increased other G&A expense by 12,860.

Other income (expense), net

Other income was $95,233 for the six months ended June 30, 2021, compared to of $18,310 for the six months ended June 30, 2020, an increase of $76,923 or 420.11%. The increase in other income was mainly due to increased PPP loan forgiveness by $127,740, which was partly offset by increased interest expense by $27,858, due to the settlement of litigation liability of $608,631.

Net loss

We had a net loss of $373,893 for the six months ended June 30, 2021, compared to $301,591 for the six months ended June 30, 2020, an increase of $72,302 or 23.97%. The increase in our net loss was mainly resulted from increased operating loss by $149,225, which was partly offset by increased other income by $76,923 as described above.

Comparison of the three months ended June 30, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales	$235,927		$205,090		$30,837	15.04%
Cost of goods sold	171,427	72.66%	144,743	70.58%	26,684	18.44%
Gross profit	64,500	27.34%	60,347	29.42%	4,153	6.88%
Selling expenses	18,410	7.80%	32,987	16.08%	(14,577)	(44.19)%
Bad debts	-	-%	342	0.17%	(342)	100%
General and administrative expenses	307,385	130.29%	223,281	108.87%	84,104	37.67%
Operating expenses	325,795	138.09%	256,610	125.12%	69,185	26.96%
Loss from operations	(261,295)	(110.75)%	(196,263)	(95.7)%	65,032	33.14%
Other income (expense), net	97,757	41.44%	15,116	7.37%	82,641	546.71%
Loss before income taxes	(163,538)	(69.32)%	(181,147)	(88.33)%	(17,609)	(9.72)%
Income tax expense	-	-%	3,300	1.61%	(3,300)	100%
Net loss	$(163,538)	(69.32)%	$(184,447)	(89.93)%	$(20,909)	(11.34)%

Sales

Sales for the three months ended June 30, 2021 and 2020 were $235,927 and $205,090, respectively, an increase of $30,837 or 15.04%. The increase in sales was mainly due to increased sales orders for BEP as a result of it starting to provide manufacturing service to outside customers during this quarter.

Cost of sales

Cost of sales for the three months ended June 30, 2021 and 2020 was $171.427 and 144,743, respectively, an increase of $26,684 or 18.44%. The increased cost of sales was mainly due to increased sales.

Gross profit

The gross profit for the three months ended June 30, 2021 and 2020 was $64,500 and $60,347, respectively, an increase of $4,153 or 6.88%. The profit margin was 27.34% for 2021 compared to 29.42% for 2020, the decrease in profit margin was mainly due to increased cost of sales including increased freight and shipping costs resulting from increased purchase from overseas, and increased raw materials purchase price as a result of an overall price increase in US and China.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expense and promotion expenses. Selling expense was $18,410 for the three months ended June 30, 2021, compared to $32,987 for the three months ended June 30, 2020, a decrease of $14,577 or 44.19%, mainly resulting from decreased shipping-out expense by $5,770 and decreased marketing expense by $12,250, which was partly offset by increased advertising expense by $3,450.

Bad debt expense was $0 for the three months ended June 30, 2021, compared to $342 for the three months ended June 30, 2020.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities and audit and legal expenses. General and administrative expenses were $307,385 for the three months ended June 30, 2021, compared to $223,281 for the three months ended June 30, 2020, an increase of $84,104 or 37.67%, the increase was mainly due to increased salary expense by $9,260, increased office management fee by $3,990, increased consulting and professional fee by $36,170, increased legal services by $13,790 due to settlement of the litigation liability.and increased other G&A expense by $8,380.

Other income (expense), net

Other income was $97,757 for the three months ended June 30, 2021, compared to $15,116 for the three months ended June 30, 2020, an increase of other income of $82,641 or 546.71%. The increase in other income was mainly due to increased PPP loan forgiveness by $127,740, which was partly offset by increased interest expense by $26,066.

Net loss

We had a net loss of $163,538 for the three months ended June 30, 2021, compared to $184,447 for the three months ended June 30, 2020, an decrease of $20,909 or 11.34%. The decrease in our net loss was mainly resulted from increased other income by $82,641, which was partly offset by increased operating loss by $65,032 as described above.

Liquidity and Capital Resources

As of June 30, 2021, we had cash and equivalents of $8,222, bank overdraft of $42,130, other current assets of $282,853, other current liabilities (excluding bank overdraft) of $2,426,920, working capital deficit of $2,177,975, a current ratio of 0.12:1. As of December 31, 2020, we had cash and equivalents of $5,325, bank overdraft of $63,895, other current assets of $324,300, other current liabilities (excluding bank overdraft) of $1,830,996, working capital deficit of $1,565,266, a current ratio of 0.17:1. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2021 and 2020, respectively.

	2021	2020
Net cash used in operating activities	$(978,430)	$(286,019)
Net cash used in investing activities	$(17,929)	$-
Net cash provided by financing activities	$999,256	$354,189

Net cash used in operating activities

Net cash used in operating activities was $978,430 for the six months ended June 30, 2021, compared to $286,019 in 2020. The increase of cash outflow from operating activities for the six months ended June 30, 2021 was principally attributable to increased net loss by $72,302, and increased cash outflow on accrued liability and other payables by $542,236 due to pay off the litigation liability, increased cash outflow on prepaid expenses by $12,249, and decreased cash inflow from inventory by $34,147.

Net cash used in investing activities

Net cash used in investing activities was $17,929 for the six months ended June 30, 2021, compared to $0 in 2020. For the six months ended June 30, 2021, we purchased fixed assets of $20,629 and sold fixed assets for $2,700.

Net cash provided by financing activities

Net cash provided by financing activities was $999,256 for the six months ended June 30, 2021, compared to $354,189 in 2020. The net cash provided by financing activities in 2021 consisted of proceeds from government loans of $115,245 due to the Covid-19 and loan from a major shareholder (also the senior officer) of $905,776, but partly offset by bank overdraft of $21,765. The net cash provided by financing activities in 2020 mainly consisted of proceeds from government loans of $343,340 due to the Covid-19 and loan from a major shareholder (also the senior officer) of $144,487, but partly offset with return of investment to an investor for $100,000 and bank overdraft of $33,638.

Our current liabilities exceed current assets at June 30, 2021, and we incurred substantial losses and cash outflows from operating activities in the periods presented. we may have difficulty to meet upcoming cash requirements. As of June 30, 2021, our principal source of funds was loans from officers (also are the Company’s major shareholders). As of June 30, 2021, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

On June 30, 2021, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2021, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on June 30, 2021 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on June 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since the beginning of 2021, the Company did not make payments to Harsch, pursuit to the Settlement Agreement. In May of 2021, the Company’s majority shareholder Jian Yang agreed to loan the Company $608,631.00 so that the Company could fully satisfy the Settlement Agreement. On May 13, 2021, the Company paid Harsch $608,631.00. Harsh filed an Acknowledgement of Satisfaction of Judgment on the same day, fully resolving this matter.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board,
Chief Executive Officer, Chief Financial Officer

Date: August 12, 2021