Form 10-Q
period 2021-09-30
Bio Essence Corp
filed 2021-11-12
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30, 2021	AS OF DECEMBER 31,
	(UNAUDITED)	2020
ASSETS
CURRENT ASSETS
Cash and equivalents	$26,713	$5,325
Accounts receivable, net	29,789	45,077
Prepaid expenses	36,984	2,259
Advance to suppliers	-	4,732
Inventory, net	230,942	272,232
Total current assets	324,428	329,625

NONCURRENT ASSETS
Security deposit	41,841	41,841
Right-of-use assets, net	1,254,385	1,374,158
Property and equipment, net	151,281	92,477
Intangible assets, net	1,096	7,386
Total non-current assets	1,448,603	1,515,862
TOTAL ASSETS	$1,773,031	$1,845,487

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Bank overdraft	$-	$63,895
Accounts payable	58,128	50,382
Taxes payable	20,762	22,967
Accrued liabilities and other payables	57,946	357,138
Operating lease liabilities	161,798	157,170
Finance lease liabilities	10,135	-
Accrued interest on government loans	10,983	4,740
Government loans payable - current portion	119,630	130,591
Loan from shareholder	2,258,786	1,108,008
Total current liabilities	2,698,168	1,894,891

NONCURRENT LIABILITIES
Accrued rent	-	234,383
Operating lease liabilities	1,163,645	1,284,635
Finance lease liabilities	38,105	-
Government loans payable	211,215	212,750
Total non-current liabilities	1,412,965	1,731,768
TOTAL LIABILITIES	4,111,133	3,626,659

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of September 30, 2021 and December 31, 2020	3,301	3,301
Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(7,268,282)	(6,711,352)
TOTAL STOCKHOLDERS' DEFICIT	(2,338,102)	(1,781,172)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$1,773,031	$1,845,487

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020	2021	2020

Net sales	$674,945	$739,770	$226,990	$228,333
Cost of sales	438,345	450,434	131,609	145,512

Gross profit	236,600	289,336	95,381	82,821

Operating expenses
Selling	51,544	120,283	17,611	38,485
Bad debts	380	342	-	-
General and administrative	843,434	672,453	270,702	231,477

Total operating expenses	895,358	793,078	288,313	269,962

Loss from operations	(658,758)	(503,742)	(192,932)	(187,141)

Other income (expenses)
Interest income	-	5	-	5
Interest expense	(33,493)	(20,726)	(3,821)	(18,912)
Financial expense	(7,702)	(20,329)	(1,284)	(7,528)
Other income	151,219	43,540	15,000	9,032
Other expense	(4,896)	(1,744)	-	(161)

Other income, net	105,128	746	9,895	(17,564)

Loss before income tax	(553,630)	(502,996)	(183,037)	(204,705)

Income tax expense	3,300	3,300	-	-

Net loss	$(556,930)	$(506,296)	$(183,037)	$(204,705)

Basic and diluted weighted average shares outstanding	33,009,000	33,034,547	33,009,000	33,009,000

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(556,930)	$(506,296)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	26,002	24,815
Bad debts	380	342
Gain on disposal of fixed assets	(1,089)	-
PPP loans forgiveness	(127,740)	-
Stock compensation expense	-	8,890
Operating lease expense	171,935	171,951
Changes in assets / liabilities:
Accounts receivable	14,908	(22,593)
Prepaid expenses	(34,725)	-
Advance to suppliers	4,733	1,373
Inventory	41,290	75,302
Security deposit	-	30,023
Accounts payable	7,749	(26,520)
Accrued liabilities and other payables	(527,338)	(93,147)
Taxes payable	(2,205)	3,823
Payment on lease liabilities	(168,523)	(163,981)

Net cash used in operating activities	(1,151,553)	(496,018)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	2,700	-
Purchase of fixed assets	(29,649)	(1,617)

Net cash used in investing activities	(26,949)	(1,617)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(63,895)	(19,110)
Return of investment to investor	-	(100,000)
Finance lease liabillity	(2,238)	-
Proceeds from government loans	115,245	343,340
Loan from shareholder	1,150,778	273,890

Net cash provided by financing activities	1,199,890	498,120

NET INCREASE IN CASH & EQUIVALENTS	21,388	485

CASH & EQUIVALENTS, BEGINNING OF PERIOD	5,325	-

CASH & EQUIVALENTS, END OF PERIOD	$26,713	$485

Supplemental Cash Flow Data:
Income tax paid	$3,300	$3,300
Interest paid	$33,493	$18,039

Supplemental disclosures of non-cash financing activities:
Right-of-use assets obtained in exchange for new finance lease liabilities	$50,486	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT

NINE MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	COMMON STOCK - SHARES	COMMON STOCK - AMOUNT	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1. 2021	33,009,000	$3,301	$4,926,879	$(6,711,352)	$(1,781,172)

Net loss	-	-	-	(210,355)	(210,355)

Balance at March 31, 2021	33,009,000	3,301	4,926,879	(6,921,707)	(1,991,527)

Net loss	-	-	-	(163,538)	(163,538)

Balance at June 30, 2021	33,009,000	3,301	4,926,879	(7,085,245)	(2,155,065)

Net loss	-	-	-	(183,037)	(183,037)

Balance at September 30, 2021	33,009,000	$3,301	$4,926,879	$(7,268,282)	$(2,338,102)
Balance at January 1, 2020	33,209,000	$3,321	$5,026,859	$(6,115,514)	$(1,085,334)

Net loss	-	-	-	(117,144)	(117,144)

Return of investment to investor	(200,000)	(20)	(99,980)	-	(100,000)

Balance at March 31, 2020	33,009,000	3,301	4,926,879	(6,232,658)	(1,302,478)

Net loss	-	-	-	(184,447)	(184,447)

Balance at June 30, 2020	33,009,000	3,301	4,926,879	(6,417,105)	(1,486,925)

Net loss	-	-	-	(204,705)	(204,705)

Balance at September 30, 2020	33,009,000	$3,301	$4,926,879	$(6,621,810)	$(1,691,630)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021 (UNAUDITED) AND DECEMBER 31, 2020

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

The interim consolidated financial information as of September 30, 2021 and for the nine and three months ended September 30, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 14, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2021, its consolidated results of operations and cash flows for the nine and three months ended September 30, 2021 and 2020, as applicable, were made.

Going Concern

The Company incurred net losses of $0.56 million and $0.51 million for the nine months ended September 30, 2021 and 2020, respectively. The Company incurred net losses of $0.18 million and $0.20 million for the three months ended September 30, 2021 and 2020, respectively. The Company also had an accumulated deficit of $7.27 million as of September 30, 2021. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Leases

The Company determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities (current and non-current) in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, and finance lease liabilities (current and non-current) in the Company’s consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. As most of the Company’s leases do not provide an implicit rate, the Company generally uses the incremental borrowing rate based on the estimated rate of interest for collateralized borrowing over a similar term of the lease payments at commencement date. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. The Company’s lease terms may include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of September 30, 2021 and December 31, 2020.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2021 and December 31, 2020, the bad debt allowance was $151,752 and $151,372, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2021 and December 31, 2020, there was no significant impairments of its long-lived assets.

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

At September 30, 2021 and December 31, 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Revenue Recognition

The Company recognizes revenues following the five-step model prescribed under ASC 606: (i) identify contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenues when (or as) we satisfy the performance obligation.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2021 and 2020.

Cost of Sales

Cost of sales (“COS”) consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COS.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2021 and 2020, shipping and handling costs were $25,179 and $38,887, respectively. During the three months ended September 30, 2021 and 2020, shipping and handling costs were $7,848 and $10,528, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the nine months ended September 30, 2021 and 2020, advertising expense was $24,114 and $24,899, respectively. During the three months ended September 30, 2021 and 2020, advertising expense was $8,990 and $6,112, respectively.

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

As of September 30, 2021 and December 31, 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

For the nine months ended September 30, 2021 and 2020, no customer accounted for more than 10% of the Company’s total sales. For the three months ended September 30, 2021 one customer accounted for more than 10% of the Company’s total sales. For the three months ended September 30, 2020, no customer accounted for more than 10% of the Company’s total sales

The Company had three major vendors accounted for 27%, 23% and 15%, respectively, of total purchases during the nine months ended September 30, 2021. The Company had two major vendors accounted for 24% and 13%, respectively, of total purchase during nine months ended September 30, 2020.

The Company had three major vendors accounted 38%, 17% and 13%, respectively of total purchases during the three months ended September 30, 2021. The Company had one vendor accounted for 17% of total purchases during the three months ended September 30, 2020.

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

3. INVENTORY

Inventory consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Raw materials	$70,822	$42,423
Finished goods – health supplements	186,217	255,906
Less: Inventory impairment allowance	(26,097)	(26,097)
Total	$230,942	$272,232

4. SECURITY DEPOSIT

As of September 30, 2021 and December 31, 2020, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Leaseholder improvements	$57,757	$57,067
Office furniture and equipment	246,970	170,917
Total	304,727	227,984
Less: Accumulated depreciation	(153,446)	(135,507)
Net	$151,281	$92,477

Depreciation for the nine months ended September 30, 2021 and 2020 was $19,712 and $16,779, respectively.

Depreciation for the three months ended September 30, 2021 and 2020 was $7,764 and $5,473, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: Accumulated amortization	(38,182)	(31,892)
Net	$1,096	$7,386

Amortization of intangible assets was $6,290 and $8,036 for the nine months ended September 30, 2021 and 2020, respectively. Amortization of intangible assets was $932 and $2,679 for the three months ended September 30, 2021 and 2020, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at September 30, 2021 is as follows: $240, $240, $240, $240 and $123.

7. TAXES PAYABLE

Taxes payable at September 30, 2021 and December 31, 2020 was for sales tax and payroll tax payable of $20,762 and $22,967, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following September 30, 2021 and December 31, 2020:

	September 30, 2021	December 31, 2020
	(unaudited)
Accrued legal and merchant fee	$-	$720
Credit card payable	37,353	14,538
Payroll payable	6,834	-
Accrued litigation liabilities - rent	-	341,880
Other	13,759	-

Total	$57,946	$357,138

Accrued litigation liabilities – rent, non-current	$-	$234,383

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

9. GOVERNMENT LOANS PAYABLE

In May and June 2020, BEH, BEP and FDS received a total of $127,740 from the Paycheck Protection Program loan (“PPP loan”) from US Small Business Administration (“the SBA”). The loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have annual interest of 1%. Loan payments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. Just recently, The U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. BEH, BEP and FDS’ PPP loan forgiveness were all approved as of September 30, 2021, and the Company recorded $127,740 PPP loan forgiveness as other income during the nine months ended September 30, 2021. In addition, in February 2021, BEH, BEP and FDS received a total of $115,245 from the second round of PPP loan from the SBA. On October 28, 2021, the forgiveness of BEH’s 2nd PPP loan was approved.

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. As of September 30, 2021, the future minimum loan payments (including the PPP loan and EIDL loan) to be paid by year are as follows:

Year Ending	Amount
(unaudited)
September 30, 2022	$119,630
September 30, 2023	4,553
September 30, 2024	4,727
September 30, 2025	4,920
September 30, 2026	5,082
Thereafter	191,933
Total	$330,845

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At September 30, 2021 and December 31, 2020, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,650,155 and $1,108,008, respectively. At September 30, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation (see Note 8). There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At September 30, 2021 and December 31, 2020, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.60 million and $5.22 million at September 30, 2021 and December 31, 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.57 million as of September 30, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of September 30, 2021 and December 31, 2020 are as follows:

	September 30, 2021	December 31, 2020
	(unaudited)
Net deferred tax assets:
Bad debt expense	$43,813	$42,359
Inventory impairment (reversal)	27,501	(1,847)
Operating lease charge	14,798	6,995
Depreciation and amortization	(2,561)	(168)
Expected income tax benefit from NOL carry-forwards	1,568,007	1,459,675
Less: valuation allowance	(1,651,559)	(1,507,014)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended September 30, 2021 and 2020 is as follows:

	2021	2020
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.30)%	(6.98)%
Permanent difference	-%	0.01%
Change in valuation allowance	26.71%	27.31%
Effective income tax rate	0.60%	0.66%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended September 30, 2021 and 2020 is as follows:

	2021	2020
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.93)%	(6.98)%
Permanent difference	-%	0.02%
Change in valuation allowance	27.93%	27.96%
Effective income tax rate	0.00%	0.00%

The provision for income tax expense for the nine months ended September 30, 2021 and 2020 consisted of the following:

	2021	2020
	(unaudited)	(unaudited)
Income tax expense – current	$3,300	$3,300
Income tax benefit – current	-	-
Total income tax expense	$3,300	$3,300

The provision for income tax expense for the three months ended September 30, 2021 and 2020 consisted of the following:

	2021	2020
	(unaudited)	(unaudited)
Income tax expense – current	$-	$-
Income tax benefit – current	-	-
Total income tax expense	$-	$-

12. LEASES

Operating Leases

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Nine Months Ended September 30, 2021	Nine Months Ended September 30, 2020
	(unaudited)	(unaudited)
Operating lease cost	$159,844	$159,844
Weighted Average Remaining Lease Term - Operating leases including options to renew	7.01 years	8.01 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended September 30, 2021	Three Months Ended September 30, 2020
	(unaudited)	(unaudited)
Operating lease cost	$53,281	$53,313
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of September 30, 2021:

For the 12 months ending	Operating Leases
(unaudited)
September 30, 2022	$214,393
September 30, 2023	220,825
September 30, 2024	225,757
September 30, 2025	225,757
September 30, 2026	225,757
Thereafter	451,512
Total undiscounted cash flows	1,564,001
Less: imputed interest	(248,629)
Present value of lease liabilities	$1,315,372

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

The components of lease costs, lease term and discount rate with respect of equipment lease with an initial term of more than 12 months are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Operating lease cost	$12,091	$12,107
Weighted Average Remaining Lease Term - Operating leases	0.69 years	1.69 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended	Three Months Ended
	September 30, 2021	September 30, 2020
	(unaudited)	(unaudited)
Operating lease cost	$4,031	$4,047
Weighted Average Discount Rate – Operating leases	5%	5%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2021:

For the 12 months ending	Operating Leases
September 30, 2022	$9,947
September 30, 2023	323
Total undiscounted cash flows	10,270
Less: imputed interest	(199)
Present value of lease liabilities	$10,071

Finance Leases

As of September 30, 2021, the Company had two finance leases for Videojet and spectrophotometer workstation. The components of lease costs, lease term and discount rate with respect of equipment finance lease with an initial term of more than 12 months are as follows:

Nine Months Ended
September 30, 2021
(unaudited)
Finance lease cost	$886
Weighted Average Remaining Lease Term - Finance leases	4.37 years
Weighted Average Discount Rate - Finance leases	11.28%

For the 12 months ending	Finance Leases
(unaudited)
September 30, 2022	$15,540
September 30, 2023	15,047
September 30, 2024	13,078
September 30, 2025	9,140
September 30, 2026	8,378
Total undiscounted cash flows	61,183
Less: imputed interest	(12,943)
Present value of lease liabilities	48,240

13. SUBSEQUENT EVENTS

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

The Company sells its products through channels such as TCM practitioners, online websites such as Amazon and its own proprietary website.

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

Related Party Transactions

Loans from Officer

At September 30, 2021 and December 31, 2020, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,650,155 and $1,108,008, respectively. At September 30, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation (see Note 8). There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

The interim consolidated financial information as of September 30, 2021 and for the nine and three months ended September 30, 2021 and 2020 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, previously filed with the SEC on April 14, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2021, its consolidated results of operations and cash flows for the nine and three months ended September 30, 2021 and 2020, as applicable, were made.

Going Concern

The Company incurred net losses of $0.56 million and $0.51 million for the nine months ended September 30, 2021 and 2020, respectively. The Company incurred net losses of $0.18 million and $0.20 million for the three months ended September 30, 2021 and 2020, respectively. The Company also had an accumulated deficit of $7.27 million as of September 30, 2021. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2021 and December 31, 2020, the bad debt allowance was $151,752 and $151,372, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September, 2021 and 2020.

Results of operations

Comparison of the nine months ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales	$674,945		$739,770		$(64,825)	(8.76)%
Cost of goods sold	438,345	64.95%	450,434	60.89%	(12,089)	(2.68)%
Gross profit	236,600	35.05%	289,336	39.11%	(52,736)	(18.23)%
Selling expenses	51,544	7.64%	120,283	16.26%	(68,739)	(57.15)%
Bad debts	380	0.06%	342	0.05%	38	11.11%
General and administrative expenses	843,434	124.96%	672,453	90.90%	170,981	25.43%
Operating expenses	895,358	132.66%	793,078	107.21%	102,280	12.90%
Loss from operations	(658,758)	(97.60%	(503,742)	(68.09)%	155,016	30.77%
Other income (expense), net	105,128	15.58%	746	0.1%	104,382	13,992.23%
Loss before income taxes	(553,630)	(82.03)%	(502,996)	(67.99)%	50,634	10.07%
Income tax expense	3,300	0.49%	3,300	0.45%	-	-%
Net loss	$(556,930)	(82.52)%	$(506,296)	(68.44)%	$50,634	10.00%

Sales

Sales for the nine months ended September 30, 2021 and 2020 were $674,945 and $739,770, respectively, a decrease of $64,825 or 8.76%. The decrease was mainly due to the discontinuation of most of the products of FDS in the end of 2020 due to lack of demand and only keep one product for sell; and decreased purchase orders from doctors and practitioners for stock up the inventory for the epidemic prevention as a result of COVID-19 vaccine becoming available.

Cost of sales

Cost of sales for the nine months ended September 30, 2021 and 2020 was $438,345 and $450,434, respectively, an decrease of $12,089 or 2.68%. The decreased cost of sales was due to the decreased sales.

Gross profit

The gross profit for the nine months ended September 30, 2021 and 2020 was $236,600 and $289,336, respectively, a decrease of $52,736 or 18.23%. The profit margin was 35.05% for 2021 compared to 39.11% for 2020, the decrease in profit margin was mainly due to decreased sales and increased freight-in cost and increased raw materials purchase price.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expense and promotion expenses. Selling expense was $51,544 for the nine months ended September 30, 2021, compared to $120,283 for the nine months ended September 30, 2020, a decrease of $68,739 or 57.15%, mainly resulting from decreased advertising expense and show expense by $1,900, decreased shipping-out expense by $13,700 and decreased marketing fee by $53,120.

Bad debt expense was $380 for the nine months ended September 30, 2021, compared to $342 for the nine months ended September 30, 2020.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities and audit and legal expenses. General and administrative expenses were $843,434 for the nine months ended September 30, 2021, compared to $672,453 for the nine months ended September 30, 2020, an increase of $170,981 or 25.43%, the increase was mainly due to increased accounting fee by $23,850 and increased legal expense by $15,000 for filing the Form 10-K of 2020; increased salary expense by $40,520 for the newly hired employees for business development; increased office management fee by $23,400 for deferred payment due to COVID-19 pandemic; and increased consulting fee by $54,960 for stock trading symbol application and related services.

Other income, net

Other income was $105,128 for the nine months ended September 30, 2021, compared to of $746 for the nine months ended September 30, 2020, an increase of $104,382 or 13,992.23%. The increase in other income was mainly due to PPP loan forgiveness by $127,740, which was partly offset by increased interest expense by $12,760, partially due to the settlement of litigation liability of $608,631, as more fully disclosure in the Note 8 to the consolidated financial statements.

Net loss

We had a net loss of $556,930 for the nine months ended September 30, 2021, compared to $506,296 for the nine months ended September 30, 2020, an increase of $50,634 or 10.00%. The increase in our net loss was mainly resulted from decreased gross profit by $52,736 as described above.

Comparison of the three months ended September 30, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales	$226,990		$228,333		$(1,343)	(0.59)%
Cost of goods sold	131,609	57.98%	145,512	63.73%	(13,903)	(9.55)%
Gross profit	95,381	42.02%	82,821	36.27%	12,560	15.17%
Selling expenses	17,611	7.76%	38,485	16.85%	(20,874)	(54.24)%
Bad debts	-	-%	-	-%	-	-%
General and administrative expenses	270,702	119.26%	231,477	101.38%	39,225	16.95%
Operating expenses	288,313	127.02%	269,962	118.23%	18,351	6.80%
Loss from operations	(192,932)	(85.00)%	(187,141)	(81.96)%	5,791	3.09%
Other income (expense), net	9,895	4.36%	(17,564)	7.69%	27,459	156.34%
Loss before income taxes	(183,037)	(80.64)%	(204,705)	(89.65)%	(21,668)	(10.58)%
Income tax expense	-	-%	-	-%	-)	-%
Net loss	$(183,037)	(80.64)%	$(204,705)	(89.65)%	$(21,668)	(10.58)%

Sales

Sales for the three months ended September 30, 2021 and 2020 were $226,990 and $228,333, respectively, a decrease of $1,343 or 0.59%. The slight decrease in sales was mainly due to the discontinuation of most of the products of FDS in the end of 2020 due to lack of demand and only keep one product for sell which was partly offset by increased sales orders for BEP as a result of it starting to provide manufacturing service (OEM) to outside customers during this quarter.

Cost of sales

Cost of sales for the three months ended September 30, 2021 and 2020 was $131,609 and 145,512, respectively, a decrease of $13,903 or 9.55%. The decreased cost of sales was mainly due to decreased sales.

Gross profit

The gross profit for the three months ended September 30, 2021 and 2020 was $95,381 and $82,821, respectively, an increase of $12,560 or 15.17%. The profit margin was 42.02% for 2021 compared to 36.27% for 2020, the increase in profit margin was mainly due to increased OEM business which provides better profit margin.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expense and promotion expenses. Selling expense was $17,611 for the three months ended September 30, 2021, compared to $38,485 for the three months ended September 30, 2020, a decrease of $20,874 or 54.24%, mainly resulting from decreased shipping-out expense by $2,680 and decreased marketing expense by $21,070, which was partly offset by increased advertising expense by $2,870.

Bad debt expense was $0 for the three months ended September 30, 2021 and 2020.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities and audit and legal expenses. General and administrative expenses were $270,702 for the three months ended September 30, 2021, compared to $231,477 for the three months ended September 30, 2020, an increase of $39,225 or 16.95%, the increase was mainly due to increased salary expense by $25,050 for the newly hired employees for business development, and increased consulting fee by $13,120 for OTC stock symbol application.

Other income (expense), net

Other income was $9,895 for the three months ended September 30, 2021, compared to other expense $17,564 for the three months ended September 30, 2020, an increase of other income of $27,459 or 156.34%. The increase in other income was mainly due to increased other income by $5,970, decreased interest expense by $15,090 and decreased financial expense by $6,240, due to the settlement of litigation liability mentioned above.

Net loss

We had a net loss of $183,037 for the three months ended September 30, 2021, compared to $204,705 for the three months ended September 30, 2020, a decrease of $21,668 or 10.58%. The decrease in our net loss was mainly resulted from increased other income by $27,459, which was partly offset by increased operating loss by $5,791 as described above.

Liquidity and Capital Resources

As of September 30, 2021, we had cash and equivalents of $26,713, other current assets of $297,715, other current liabilities (excluding bank overdraft) of $2,698,168, working capital deficit of $2,373,740, a current ratio of 0.12:1. As of December 31, 2020, we had cash and equivalents of $5,325, bank overdraft of $63,895, other current assets of $324,300, other current liabilities (excluding bank overdraft) of $1,830,996, working capital deficit of $1,565,266, a current ratio of 0.17:1. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2021 and 2020, respectively.

	2021	2020
Net cash used in operating activities	$(1,151,553)	$(496,018)
Net cash used in investing activities	$(26,949)	$(1,617)
Net cash provided by financing activities	$1,199,890	$498,120

Net cash used in operating activities

Net cash used in operating activities was $1,151,553 for the nine months ended September 30, 2021, compared to $496,018 in 2020. The increase of cash outflow from operating activities for the nine months ended September 30, 2021 was principally attributable to increased net loss by $50,634, and increased cash outflow on accrued liability and other payables by $434,191 due to pay off the litigation liability, increased cash outflow on prepaid expenses by $34,725, and increased non-cash adjustment of PPP loans forgiveness by $127,740.

Net cash used in investing activities

Net cash used in investing activities was $26,949 for the nine months ended September 30, 2021, compared to $1,617 in 2020. For the nine months ended September 30, 2021, we purchased fixed assets of $29,649 and sold fixed assets for $2,700. For the nine months ended September 30, 2020, we purchased fixed assets of $1,617.

Net cash provided by financing activities

Net cash provided by financing activities was $1,199,890 for the nine months ended September 30, 2021, compared to $498,120 in 2020. The net cash provided by financing activities in 2021 consisted of proceeds from government loans of $115,245 due to the Covid-19 and loan from two major shareholders of $1,150,778 (one of which is the Company’s senior officer), but partly offset by payback of bank overdraft of $63,895. The net cash provided by financing activities in 2020 mainly consisted of proceeds from government loans of $343,340 due to the Covid-19 and loan from a major shareholder (also the senior officer) of $273,890, but partly offset by return of investment to an investor for $100,000 and payback of bank overdraft of $19,110.

Our current liabilities exceed current assets at September 30, 2021, and we incurred substantial losses and cash outflows from operating activities in the periods presented. we may have difficulty to meet upcoming cash requirements. As of September 30, 2021, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of September 30, 2021, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

On September 30, 2021, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2021, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on September 30, 2021 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on September 30, 2021 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities in the third quarter of 2021.

Pursuant to Rule 463 of Regulation S-K, the Company’s first registration statement filed on Form S-1 pursuant to the Securities Act was deemed effective on December 30, 2020 (the “Registration Statement”). The Registration Statement registered 33,009,000 shares of the Company’s common stock. However, there have been no sales of registered common stock since the Registration Statement was deemed effective. The offering has not commenced because the Company is waiting to file its Form 211 in order to obtain a trading symbol on the OTC Markets. The Registration Statement has not been terminated.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

BIO ESSENCE CORP.

/s/ Yin Yan
By: Yin Yan
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer

Date: November 12, 2021