Form 10-K
period 2021-12-31
Bio Essence Corp
filed 2022-03-31
CIK 1723059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “non-accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the issuer (based on a valuation of $0.50 per share) was $1,272,000 as of December 31, 2021.

As of the most recent practicable date, there were 33,009,000 shares of common stock issued and outstanding, with a par value $0.0001.

i

PART I

Special Note Regarding Forward-Looking Statements

Information included or incorporated by reference in this Annual Report on Form 10-K contains forward-looking statements. All forward-looking statements are inherently uncertain as they are based on current expectations and assumptions concerning future events or future performance of the Company. Readers are cautioned not to place undue reliance on these forward-looking statements, which are only predictions and speak only as of the date hereof. Forward-looking statements may contain the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “forecasts,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions, and are subject to numerous known and unknown risks and uncertainties. Additionally, statements relating to implementation of business strategy, future financial performance, acquisition strategies, capital raising transactions, performance of contractual obligations, and similar statements may contain forward-looking statements.  In evaluating such statements, prospective investors and shareholders should carefully review various risks and uncertainties identified in this Report, including the matters set forth under the captions “Risk Factors” and in the Company’s other SEC filings. These risks and uncertainties could cause the Company’s actual results to differ materially from those indicated in the forward-looking statements. The Company disclaims any obligation to update or publicly announce revisions to any forward-looking statements to reflect future events or developments.

Although forward-looking statements in this Annual Report on Form 10-K reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by us. Consequently, forward-looking statements are inherently subject to risks and uncertainties, and actual results and outcomes may differ materially from the results and outcomes discussed in or anticipated by the forward-looking statements. Factors that could cause or contribute to such differences in results and outcomes include, without limitation, those specifically addressed under the heading “Risk Factors Related to Our Business” below, as well as those discussed elsewhere in this Annual Report on Form 10-K. Readers are urged not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We file reports with the Securities and Exchange Commission (“SEC”). You can read and copy any materials we file with the SEC at the SEC’s Public Reference Room, 100 F. Street, NE, Washington, D.C. 20549. You can obtain additional information about the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet site (www.sec.gov) that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC, including us.

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

Item 1. Business

General Corporate History

Bio Essence Corp. (“we,” “us,” “Bio Essence,” or the “Company”) is an herbal health, diet, and nutrition company. The Company’s mission is to provide herbal health, diet, and vitamin nutritional supplements through three (3) operational subsidiaries, as explained below.

The Company was incorporated in the State of California on January 1, 2000. On January 27, 2016, the Company entered into a change of control whereby our controlling shareholder, Jian Yang, purchased a controlling interest in the Company. On that same date, Jian Yang entered into a stock purchase agreement with Fusion Diet Systems, Inc. a Utah corporation dba, Fusion Naturals (“FDS”) to purchase a controlling interest therein. FDS was originally incorporated in Utah on April 20, 2010. On January 9, 2017, the Company created a new corporation in the State of California called Bio Essence Pharmaceutical, Inc. (“BEP”) to serve as a health supplements OEM service. Then, on January 12, 2017, the Company created its third subsidiary, Bio Essence Herbal Essentials Inc, (“BEH”), which provides products and service through practitioners’ market. The Company serves as a holding corporation for these subsidiaries. On November 13, 2021, the Company dissolved FDS and formed a new wholly owned subsidiary, McBE Pharma, Inc. (“McBE”). The primary focus of McBE is to focus on developing, manufacturing and sales prescription drugs.

The Company is headquartered at 8 Studebaker Drive in Irvine, California 92618 and the Company’s website is http://www.bioessencecorp.com. Our telephone number is (949) 706-9966. An organizational chart appearing on the next page provides an illustration of the relationship between the entities identified above.

Employees

The Company currently has 15 full-time employees.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

The Company maintains an office at 8 Studebaker Drive in Irvine, CA 92618. This location serves as the Company’s main headquarters and as part of its production facilities. The production facility is approximately 15000 sq. ft and has the capacity to manage all of the Company’s operations. The Company is able to manufacture most of the products in-house with the newly acquired equipment.

We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 100,000,000 shares of authorized common stock (CUSIP# 09090C105), of which, as of the end of our 2021 fiscal year, had 33,009,000 issued and outstanding. There is no market for the Company’s shares, though it is in the process of filing a Form 211 pursuant to SEC Rule 15c2-11 in an attempt to receive a trading symbol on the OTC Markets.

As of the most recent practicable date, there are 50 record holders of our common stock. The Company has not paid any cash dividends to date and may consider but no final decision has been made in paying dividends in the foreseeable future. We have no securities authorized for issuance under any Equity Compensation Plans.

Preferred Stock

We do not have a class of preferred stock.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any will be within the discretion of our then Board of Directors (“BOD”). It is the present intention of our board of directors to retain earnings, if any, for use in our business operations. However, the Board, anticipates declaring dividends in the foreseeable future.

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

Item 6. [Reserved]

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Business Overview

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS were owned under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: BEP and BEH, Bio Essence transferred its manufacturing operation into BEP, and transferred its distributing operation into BEH. On March 1, 2017, the 100% shareholder of FDS transferred all her ownership in FDS into Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in research and development and manufacture of prescription medicine. As a result of the ownership restructure, BEP, BEH, and MCBE became wholly owned subsidiaries of Bio Essence, and Bio Essence serves as a holding corporation for these subsidiaries. McBE has not engaged any operations since its inception. The Company’s organizational chart is as follows:

The primary focus of BEP is producing products for BEH, along with providing OEM services to other companies. BEH targets healthcare practitioners with herbal products in the form of granules, capsules, pills and tablets. It also offers special formulation service to practitioners. The Company intends to develop the subsidiary into an integrated healthcare platform that provides customers direct connections with integrative healthcare practitioners such as dietitians, nutraceutical practitioners, and other practitioners in this discipline worldwide.

However, the pandemic could result in significant disruption of global financial markets, reducing the Company’s ability to access capital, which could negatively affect the Company’s liquidity.

Related Party Transactions

Loans from Officer

At December 31, 2021 and 2020, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,785,154 and $1,108,008, respectively. At December 31, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation (see Note 8). There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries, BEP, BEH and McBE. All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred net losses of $647,564 and $595,838 for the years ended December 31, 2021 and 2020, respectively. The Company also had an accumulated deficit of $7,358,916 as of December 31, 2021. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2021, and 2020, the bad debt allowance was $2,252 and $151,372 respectively.

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

Revenue is measured at the amount of consideration we expect to receive in exchange for the sale of our product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from sales of goods are measured at net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, and are recognized when the goods are delivered to the customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customers.

Revenues from manufacture services are recognized when the manufacture process is completed pursuant to the customers’ requirement and the finished goods were delivered to the customers.

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2021 and 2020.

Results of operations

Comparison of the years ended December 31, 2021 and 2020

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2021	% of Sales	2020	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$774,066	87.17%	$958,700	100%	$(184,634)	(19.26)%
Manufacture service revenue	113,918	12.83%	-	-%	113,918	-%
Total revenues	887,984	100.00%	958,700	100*.00%	(70,716)	(7.38)%
Sales of goods cost	497,905	56.07%	731,413	76.29%	(233,508)	(31.93)%
Cost of manufacture service	91,755	10.33%	-	-%	91,755	-%
Total cost of revenues	589,660	66.40%	731,413	76.29%	(141,753)	(19.38)%
Gross profit	298,324	33.60%	227,287	23.71%	71,037	31.25%
Selling expenses	70,193	7.90%	150,093	15.66%	(79,900)	(53.23)%
Bad debts	8,615	0.97%	1,872	0.2%	6,743	360.2%
General and administrative expenses	1,077,043	121.29%	907,888	94.7%	169,155	18.63%
Operating expenses	1,155,851	130.17%	1,059,853	110.56%	95,998	9.06%
Loss from operations	(857,527)	(96.57)%	(832,566)	(85.85)%	(24,961)	3%
Other income (expense), net	213,263	23.8124.02%	240,028	25.04%	(26,765)	(11.15)%
Loss before income taxes	(644,264)	(72.55)%	(592.538)	(61.81)%	(51,726)	8.73%
Income tax expense	3,300	0.37%	3,300	0.34%	-	-%
Net loss	$(647,564)	(72.93)%	$(595,838)	(62.15)%	$(51,726)	8.68%

Sales

Sales for the years ended December 31, 2021, and 2020 were $887,984 and $958,700, respectively, a decrease of $70,716 or 7.38%. The decrease was primarily attributable to (i) a decrease of $80,982 in FDS’s sales due to the discontinuation of most of the products of FDS beginning from the end of 2020; (ii) decreased purchase orders of $103,652 from doctors and practitioners to stock up the inventory for epidemic prevention as a result of the COVID-19 vaccine becoming available; offset by (iii) the revenue of $113,918 from BEP’s newly introduced manufacture service (OEM), which BEP produces health supplement products per customers’ requirement and with major raw material provided by the customers.

Costs of sales

Costs of sales for the years ended December 31, 2021, and 2020 was $589,660 and $731,413, respectively, a decrease of $141,753 or 19.38%. The decreased costs of goods sold of $233,508 was due to the decreased sales, and the lower purchase price of raw material when we purchased from local suppliers in 2021, as compared to importing from Taiwan in 2020, offset by the costs of manufacture service of $91,755 related to manufacture service (OEM).

Gross profit

The gross profit for the years ended December 31, 2021 and 2020 was $298,324 and $227,287, respectively, an increase of $71,037 or 31.25%. The increased gross profit was primarily attributable to (i) the gross margin of sales of goods increased to $55.5% in the year ended December 31, 2021, from $31.1% in the year ended December 31, 2020, as we purchased TCM products from local suppliers in 2021, the average purchase price is about 2/3 of the purchase price in 2020 when we mostly imported goods from oversea; (ii) the newly introduced manufacture service contributed gross profit of $22,163.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $70,193 for the year ended December 31, 2021, compared to $150,093 for the year ended December 31, 2020, a decrease of $79,900 or 53.23%, mainly resulting from decreased freight-out expense by $14,375, and decreased marketing fees by $63,363.

Bad debt expense was $8,615 for the year ended December 31, 2021, compared to $1,872 for the year ended December 31, 2020, an increase of 6,743 or 360.2%, primarily attributed to written off FDS’s receivables as FDS was dissolved.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, and legal expenses. General and administrative expenses were $1,077,043 for the year ended December 31, 2021, compared to $907,888 for the year ended December 31, 2020, an increase of $169,155 or 18.63%, the increase was mainly due to increased consulting fee by $33,754, increased legal expense by $15,862; increased office CAM fee by $17,115, increased salary expense by $65,973; increased stock symbol maintenance fee by $10,871, and increased merchant and service fee by $16,825.

Other income, net

Other income was $213,263 for the year ended December 31, 2021, compared to $240,028 for the year ended December 31, 2020, a decrease of $26,765 or 11.15%. For the year ended December 31, 2021, other income mainly consists of PPP Loan forgiveness of $242,985 which was partly offset by interest expense of $38,558. For the year ended December 31, 2020, other income mainly consists of other income mainly resulted from waiver of refund of $244,175 for a purchase deposit which was made by a customer of FDS a few years ago, which was partly offset by interest expense of $41,900 and finance expense of $24,397.

Net loss

We had a net loss of $647,564 for the year ended December 31, 2021, compared to $595,838 for the year ended December 31, 2020, an increase of $51,726 or 8.68%, reflected the above-mentioned factors combined.

Liquidity and Capital Resources

As of December 31, 2021, we had cash and equivalents of $303, bank overdraft of 19,032 other current assets of $261,659, other current liabilities (excluding bank overdraft) of $2,736,932, working capital deficit of $2,494,002, a current ratio of 0.10:1. As of December 31, 2020, we had cash and equivalents of $5,325, bank overdraft of $63,895, other current assets of $324,300, other current liabilities (excluding bank overdraft) of $1,830,996, working capital deficit of $1,565,266, a current ratio of 0.17:1. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2021, and 2020, respectively.

	2021	2020
Net cash used in operating activities	$(1,294,118)	$(732,744)
Net cash used in investing activities	$(116,796)	$(7,365)
Net cash provided by financing activities	$1,405,892	$729,273

Net cash used in operating activities

Net cash used in operating activities was $1,294,118 for the year ended December 31, 2021, compared to $732,744 in 2020. The increase of cash outflow of $561,374 from operating activities for the year ended December 31, 2021 was principally attributable to increased cash outflow on accrued liability and other payables by $81,370, decreased cash inflow on security deposit by $33,500, and decreased cash inflow on inventory by 197,338, and increased non-cash adjustment of PPP loans forgiveness by $242,985.

Net cash used in investing activities

Net cash used in investing activities was $116,796 for the year ended December 31, 2021, compared to $7,365 in 2020. For the year ended December 31, 2021, we purchased fixed assets of $119,496, offset with the proceeds from sale of fixed assets for $2,700. For the year ended December 31, 2020, we purchased fixed assets of $7,365.

Net cash provided by financing activities

Net cash provided by financing activities was $1,405,892 for the year ended December 31, 2021, compared to $729,273 in 2020. The net cash provided by financing activities in 2021 consisted of proceeds of $1,285,777 from loans from two major shareholders (one of which is the Company’s senior officer), proceeds of $53,767 from loans for purchasing fixed assets, and proceeds of $115,245 from government loans, partly offset by decrease in bank overdraft of $44,863 and repayment of loan payable of 4,034. The net cash provided by financing activities in 2020 mainly consisted of proceeds from government loans of $343,340 due to the Covid-19 and loan from a major shareholder (also the senior officer) of $457,309, partly offset by return of investment to an investor for $100,000 and bank overdraft of $28,624.

Our current liabilities exceed current assets at December 31, 2021, and we incurred substantial losses and cash outflows from operating activities in the periods presented. we may have difficulty to meet upcoming cash requirements. As of December, 2021, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of December, 2021, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any changes in or disagreements between the Company and its accountants on any matter of accounting principles, practices, or financial statement disclosure.

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

On December 31, 2021, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and BOD regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2021, our internal controls over financial reporting were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding internal control over financial reporting and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2021 as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Controls

The Company’s management does not expect that its disclosure controls or its internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to Item 401 of Regulation S-K, the names and ages of the directors and executive officers and directors of the Company, and their positions with the Company, are detailed in the table below.

Name	Age	Position	Familial Relationships
Yin Yan	46	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	None
Dr. Sia Fooladian	41	Director	None
Sharon Mair	49	Director	None
Simon Shavanson	51	Director	None
Yang Yang Huang	39	Director	None
Tuan Tran	48	Vice President of Operations	None

Yin Yan, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors

Ms. Yan serves as the Company’s Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors. She began her career in 2000 at Intel Corp., as automation project manager. From 2004 to present, she has been president of H&Y International, LLC, a real estate investment and brokerage company. She is also a registered solicitor at NSW, Australia. Ms. Yan spends 20 hours per week on the affairs of H&Y International, LLC.

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

Sharon Mair, Director

Sharon Mair is a seasoned Medical and Pharmaceutical Senior Manager. Sharon has worked in various positions including Sales, Business Development, Marketing, Reimbursement and Operations. Sharon has over 18 years’ experience in the Pharmaceutical supportive care space and was a part of the successful launch of several blockbuster products as well as a patient support division. She is currently employed by Otsuka Pharmaceutical Companies as a Senior Manager Field Operations.

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

For the past 8 years, Mr. Shavanson has been working as a managing director and chief relationship officer for NuVu Group, managing and helping brands in retail placement, distribution and marketing. The Company believes Mr. Shavansan’s vast experience will assist the Company in numerous ways, including sales and research and development matters.

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

B. Significant Employees.

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

Audit Committee

The Company has no separate audit committees. The Company has no qualified financial expert at this time because it has not been able to hire a qualified candidate. Further, the Company believes that it has inadequate financial resources at this time to hire such an expert. The Company intends to continue to search for a qualified individual for hire.

Code of Ethics

We do not currently have a code of ethics. The company is in the early stages of development and its chief executive officer, Ms. Yin, has not yet developed a code of ethics. The Company intends on developing one as the Company’s business expands.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Item 11. Executive Compensation.

The Company does not have employment contracts with its officers or directors. All employees of the Company are at-will employees. The Company’s principal executive and financial officer, Yin Yan, does not have a written employment agreement and does not earn a salary.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Yin Yan (PEO)	2021	$-	$-	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
-	-	-	-	-	-	-	-	-	-

The Company does not have any outstanding equity awards for its employees.

Director Compensation

The following table provides information regarding the compensation of our named directors for the fiscal year ending on December 31, 2021.

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total

Yin Yan (Chief Executive Officer, Chief Financial Officer, and Director)	$—	$—	$—	$—	$—	$—	$—	$—
Yang Yang Huang (Director)	$—	$—	$—	$—	$—	$—	$—	$—
Dr. Sia Fooladian, MD*	$—	$—	$—	$—	$—	$—	$—	$—
Sharon Mair*	$—	$—	$—	$—	$—	$—	$—	$—
Simon Shavanson*	$—	$—	$—	$—	$—	$—	$—	$—

The Company’s directors serve in unpaid positions and do not receive an annual salary, bonus, or other compensation for their role as board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2021. There are no pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Yin Yan(1) – 31921 Apuesto Way, Trabuco Canyon CA, 92679	9,000,000 shares—directly owned	27.3%
Common Stock	Jian Yang(2) – 2012 Paseo Del Mar, Palos Verdes Estates, CA 90274	21,000,000 shares—directly owned	63.6%

(1)	Yin Yan is the Company’s Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors
(2)	Jain Yang is the Company’s controlling shareholder and former director

This table is based upon information derived from our stock records. We believe that each of the shareholders named in this table has sole or shared voting and investment power with respect to the shares indicated as beneficially owned.

Securities Authorized for Issuance Under Equity Compensation Plans

The following chart is provided pursuant to Item 201(d) of Regulation S-K:

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	N/A	N/A	N/A
Equity compensation plans not approved by security holders	N/A	N/A	N/A

TOTAL			0

Item 13. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-K.

Item 14. Principal Accounting Fees and Services.

Keith K. Zhen, CPA is the Company’s independent registered public accounting firm. Below are aggregate fees billed by Keith K. Zhen, CPA for professional services rendered for the year ended December 31, 2021.

Audit Fees

The fees for the audit services billed and to be billed by Keith K. Zhen, CPA for the year ended December 31, 2021 amounted to $17,000.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Mr. Zhen for professional services for tax compliance, tax advice, and tax planning for 2021.

All Other Fees

There were no fees billed by Mr. Zhen for other products and services for 2021.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	07/26/2019
3.2	By-Laws		S-1		3.2	07/26/2019
3.3	Certificate of Amendment		S-1		3.3	07/26/2019
4.1	Specimen Stock Certificate		S-1		4.1	07/26/2019
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: March 31, 2022

	By:	/s/ Yin Yan
Yin Yan, Chief Executive Officer
(Principal Executive and Financial Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Yin Yan	Chief Executive Officer	March 31, 2022
Yin Yan	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) Chief Accounting Officer (Controller or Principal Accounting Officer), and Director

/s/ Sia Fooladian	Director	March 31, 2022
Dr. Sia Fooladian

/s/ Sharon Mair	Director	March 31, 2022
Sharon Mair

/s/ Simon Shavanson	Director	March 31, 2022
Simon Shavanson

/s/ Yang Yang Huang	Director	March 31, 2022
Yang Yang Huang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bio Essence Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio Essence Corp. and subsidiaries (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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

/S/ Keith K Zhen CPA
Keith K Zhen CPA

PCAOB ID 6673

We have served as the Company’s auditor since 2020

Brooklyn, NY

March 31, 2022

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,	AS OF DECEMBER 31,
	2021	2020
ASSETS

CURRENT ASSETS
Cash and equivalents	$303	$5,325
Accounts receivable, net	16,820	45,077
Prepaid expenses	31,870	2,259
Advance to suppliers	-	4,732
Inventory, net	212,969	272,232

Total current assets	261,962	329,625

NONCURRENT ASSETS
Security deposit	41,841	41,841
Right-of-use assets, net	1,213,472	1,374,158
Property and equipment, net	180,909	92,477
Intangible assets, net	1,037	7,386

Total non-current assets	1,437,259	1,515,862

TOTAL ASSETS	$1,699,221	$1,845,487

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$19,032	$63,895
Accounts payable	62,583	50,382
Taxes payable	12,428	22,967
Accrued liabilities and other payables	77,109	357,138
Operating lease liabilities	161,732	157,170
Accrued interest on government loans	13,054	4,740
Government loans payable - current portion	4,427	130,591
Loan payables	11,814	-
Loan from shareholder	2,393,785	1,108,008

Total current liabilities	2,755,964	1,894,891

NONCURRENT LIABILITIES
Accrued rent	-	234,383
Operating lease liabilities	1,122,902	1,284,635
Loan payables	37,918	-
Government loans payable	211,173	212,750

Total non-current liabilities	1,371,993	1,731,768

TOTAL LIABILITIES	4,127,957	3,626,659

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of December 31, 2021 and 2020	3,301	3,301
Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(7,358,916)	(6,711,352)

TOTAL STOCKHOLDERS’ DEFICIT	(2,428,736)	(1,781,172)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,699,221	$1,845,487

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2021	2020
Revenues
Sales of goods	$774,066	$958,700
Manufacture service revenue	113,918	-
Total revenues	887,984	958,700

Cost of revenues
Sales of goods	497,905	731,413
Cost of manufacture service	91,755	-
Total cost of revenues	589,660	731,413

Gross profit	298,324	227,287

Operating expenses
Selling	70,193	150,093
Bad debts	8,615	1,872
General and administrative	1,077,043	907,888

Total operating expenses	1,155,851	1,059,853

Loss from operations	(857,527)	(832,566)

Other income (expenses)
Interest expense	(38,558)	(41,900)
Financial expense	(9,699)	(24,397)
Other income	266,464	307,827
Other expense	(4,944)	(1,502)

Other income, net	213,263	240,028

Loss before income tax	(644,264)	(592,538)

Income tax expense	3,300	3,300

Net loss	$(647,564)	$(595,838)

Basic and diluted weighted average shares outstanding	33,009,000	33,034,547

Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(647,564)	$(595,838)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	35,802	33,280
Bad debts	8,615	1,872
Reversal of inventory impairment	-	(12,840)
Stock compensation expense	-	8,890
Operating lease expense	229,245	229,245
Gain on disposal of fixed assets	(1,089)	-
PPP Loan forgiveness	(242,985)	-
Increase (decrease) in assets: Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	19,641	(24,491)
Prepaid expenses	(29,611)	(2,258)
Advance to suppliers	4,733	(1,954)
Security deposit	-	33,500
Inventory	59,263	256,601
Accounts payable	12,202	(25,236)
Accrued liabilities and other payables	(506,101)	(424,731)
Taxes payable	(10,539)	10,838
Payment on lease liabilities	(225,730)	(219,622)

Net cash used in operating activities	(1,294,118)	(732,744)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	2,700	-
Purchase of fixed assets	(119,496)	(7,365)

Net cash used in investing activities	(116,796)	(7,365)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(44,863)	28,624
Return of investment to investor	-	(100,000)
Proceeds from government loans (SBA)	115,245	343,340
Proceeds from loans	53,767	-
Repayment of loans	(4,034)	-
Loan from shareholder	1,285,777	457,309

Net cash provided by financing activities	1,405,892	729,273

NET DECREASE IN CASH & EQUIVALENTS	(5,022)	(10,836)

CASH & EQUIVALENTS, BEGINNING OF YEAR	5,325	16,161

CASH & EQUIVALENTS, END OF YEAR	$303	$5,325

Supplemental Cash Flow Data:
Income tax paid	$3,300	$3,300
Interest paid	$38,558	$41,905

Supplemental disclosure of non-cash financing activities:

The Company’s PPP loan was forgiven by the SBA in the amount of $242,985.

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2021 AND 2020

	COMMON - STOCK	COMMON - STOCK	ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance at January 1, 2020	33,209,000	$3,321	$5,026,859	$(6,115,514)	$(1,085,334)

Net loss	-	-	-	(595,838)	(595,838)

Return of investment to investor	(200,000)	(20)	(99,980)	-	(100,000)

Balance at December 31, 2020	33,009,000	3,301	4,926,879	(6,711,352)	(1,781,172)

Net loss	-	-	-	(647,564)	(647,564)

Balance at December 31, 2021	33,009,000	$3,301	$4,926,879	$(7,358,916)	$(2,428,736)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2021 AND 2020

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS were under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: Bio Essence Pharmaceutical Inc. (“BEP”) and Bio Essence Herbal Essentials, Inc. (“BEH”), Bio Essence transferred its manufacturing operation to BEP, and transferred its distributing operation to BEH. On March 1, 2017, the 100% shareholder of FDS transferred all of her ownership in FDS to Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in developing, manufacturing and sales of prescription medicine. As a result of the ownership restructure, BEP BEH and McBE became wholly owned subsidiaries of Bio Essence. McBE has not engaged any operations since its inception.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries, BEP, BEH and McBE. All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred net losses of $647,564 and $595,838 for the years ended December 31, 2021 and 2020, respectively. The Company also had an accumulated deficit of $7,358,916 as of December 31, 2021. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Leases

The Company follows ASC 842 and determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities (current and non-current) in the Company’s consolidated balance sheets. Finance leases are included in property and equipment, and finance lease liabilities (current and non-current) in the Company’s consolidated balance sheets.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of December 31, 2021 and 2020.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2021 and 2020, the bad debt allowance was $2,252 and $151,372, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2021 and 2020, there was no significant impairments of its long-lived assets.

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

At December 31, 2021 and 2020, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2018 and thereafter are subject to examination by the relevant taxing authorities.

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

Revenue is measured at the amount of consideration we expect to receive in exchange for the sale of our product, which occurs at a point in time, typically upon delivery to the customer. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from sales of goods are measured at net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, and are recognized when the goods are delivered to the customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customers.

Revenues from manufacture services are recognized when the manufacture process is completed pursuant to the customers’ requirement and the manufactured goods were delivered to the customers.

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2021 and 2020.

Cost of Revenue

Cost of goods sold (“COGS”) consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COGS.

Cost of manufacture service consists primarily of direct labor costs and related overhead that are directly attributable to the manufacture process.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2021 and 2020, shipping and handling costs were $36,706 and $51,081, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the years ended December 31, 2021 and 2020, advertising expense was $21,727 and $31,617, respectively.

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

As of December 31, 2021 and 2020, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

Share-based Compensation

The Company accounts for share-based compensation awards in accordance with ASC 718, “Compensation – Stock Compensation”. The cost of services received from employees and non-employees in exchange for awards of equity instruments is recognized in the consolidated statement of operations based on the estimated fair value of those awards on the grant date and amortized on a straight-line basis over the requisite service period or vesting period. The Company records forfeitures as they occur.

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the year ended December 31, 2021 and 2020.

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

For the years ended December 31, 2021 and 2020, no customer accounted for more than 10% of the Company’s total sales.

The Company had three major vendors accounted for 33%, 17% and 17%, respectively, of total purchases during the year ended December 31, 2021. The Company had two major vendors accounted for 28% and 19%, respectively, of total purchase during the year ended December 31, 2020.

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

3. INVENTORY

Inventory consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Raw materials	$49,706	$42,423
Finished goods – health supplements	189,360	255,906
Less: Inventory impairment allowance	(26,097)	(26,097)
Total	$212,969	$272,232

4. SECURITY DEPOSIT

As of December 31, 2021 and 2020, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Leaseholder improvements	$57,067	$57,067
Office furniture and equipment	287,029	170,917
Total	344,096	227,984
Less: Accumulated depreciation	(163,187)	(135,507)
Net	$180,909	$92,477

Depreciation for the years ended December 31, 2021 and 2020 was $29,453 and $22,564, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: Accumulated amortization	(38,241)	(31,892)
Net	$1,037	$7,386

Amortization of intangible assets was $6,349 and $10,716 for the years ended December 31, 2021 and 2020, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at December 31, 2021 is as follows: $240, $240, $240, $240 and $77.

7. TAXES PAYABLE

Taxes payable at December 31, 2021 and 2020 was for sales tax and payroll tax payable of $12,428 and $22,967, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following December 31, 2021 and 2020:

	December 31, 2021	December 31, 2020

Accrued expenses	$9,636	$720
Credit card payable	39,190	14,538
Customer deposit	28,283	-
Accrued litigation liabilities - rent	-	341,880

Total	$77,109	$357,138

Accrued litigation liabilities – rent, non-current	$-	$234,383

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

9. GOVERNMENT LOANS PAYABLE

In May and June 2020, BEH, BEP and FDS received a total of $127,740 from the Paycheck Protection Program loan (“PPP loan”) from US Small Business Administration (“the SBA”). The loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have annual interest of 1%. Loan payments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. Subsequently, The U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. In addition, in February 2021, BEH, BEP and FDS received a total of $115,245 from the second round of PPP loan from the SBA. As of December 31, 2021, all BEH, BEP and FDS’ PPP loans’ forgiveness were approved and the Company recorded $242,985 PPP loan forgiveness as other income in the year ended December 31, 2021.

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. On March 4, 2022, The FDS transferred its EIDL loan to BEC due to the dissolution of FDS.

As of December 31, 2021, the future minimum loan payments (including the PPP loan and EIDL loan) to be paid by year are as follows:

Year Ending	Amount

December 31, 2022	$4,427
December 31, 2023	4,596
December 31, 2024	4,771
December 31, 2025	4,953
December 31, 2026	5,142
Thereafter	191,711
Total	$215,600

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At December 31, 2021 and 2020, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,785,154 and $1,108,008, respectively. At December 31, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation (see Note 8). There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At December 31, 2021 and 2020, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.70 million and $5.06 million at December 31, 2021 and 2020, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.18 million as of December 31, 2021, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of December 31, 2021 and 2020 are as follows:

	December 31, 2021	December 31, 2020
Net deferred tax assets:
Bad debt expense	$1,978	$42,359
Inventory impairment (reversal)	697	(1,847)
Operating lease charge	14,821	6,995
Depreciation and amortization	(2,561)	(168)
Expected income tax benefit from NOL carry-forwards	1,181,525	1,459,675
Less: valuation allowance	(1,196,460)	(1,507,014)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2021 and 2020 is as follows:

	2021	2020

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.44)%	(6.43)%
Change in valuation allowance	26.93%	26.87%
Effective income tax rate	0.51%	0.56%

The provision for income tax expense for the years ended December 31, 2021 and 2020 consisted of the following:

	2021	2020

Income tax expense – current	$3,300	$3,300
Income tax benefit – current	-	-
Total income tax expense	$3,300	$3,300

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Year Ended December 31, 2021	Year Ended December 31, 2020
Operating lease cost	$213,124	$213,124
Weighted Average Remaining Lease Term - Operating leases including options to renew	6.76 years	7.76 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of December 31, 2021:

For the 12 months ending	Operating Leases

December 31, 2022	$215,989
December 31, 2023	222,469
December 31, 2024	225,757
December 31, 2025	225,757
December 31, 2026	225,757
Thereafter	395,072
Total undiscounted cash flows	1,510,802
Less: imputed interest	(232,340)
Present value of lease liabilities	$1,278,462

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

The components of lease costs, lease term and discount rate with respect of equipment lease with an initial term of more than 12 months are as follows:

	Year Ended	Year Ended
	December 31, 2021	December 31, 2020

Operating lease cost	$16,121	$16,121
Weighted Average Remaining Lease Term - Operating leases	0.44 years	1.44 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of lease liabilities as of December 31, 2021:

For the 12 months ending	Operating Leases
December 31, 2022	$6,262
Total undiscounted cash flows	6,262
Less: imputed interest	(89)
Present value of lease liabilities	$6,173

13. LOAN PAYABLES

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a Videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $1,905 during the year ended December 31, 2021. As of December 31, 2021, the outstanding loans payables was $49,732.

The following is a schedule, by years, of maturities of loan payable as of December 31, 2021:

For the 12 months ending	Operating Leases

December 31, 2022	$15,882
December 31, 2023	15,882
December 31, 2024	12,435
December 31, 2025	9,974
December 31, 2026	7,480
Total undiscounted cash flows	61,653
Less: imputed interest	(11,921)
Present value of lease liabilities	$49,732

14. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.