Form 10-Q
period 2022-03-31
Bio Essence Corp
filed 2022-05-16
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31,	AS OF DECEMBER 31,
	2022	2021
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	225	$303
Accounts receivable, net	72,184	16,820
Prepaid expenses	37,406	31,870
Advance to suppliers	10,636	-
Inventory, net	258,412	212,969

Total current assets	378,863	261,962

NONCURRENT ASSETS
Security deposit	41,841	41,841
Right-of-use assets, net	1,172,154	1,213,472
Property and equipment, net	186,171	180,909
Intangible assets, net	979	1,037

Total non-current assets	1,401,145	1,437,259

TOTAL ASSETS	$1,780,008	$1,699,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$27,400	$19,032
Accounts payable	114,698	62,583
Taxes payable	16,747	12,428
Accrued liabilities and other payables	105,851	77,109
Operating lease liabilities	161,341	161,732
Finance Lease Liability	4,672	-
Loan payables	11,311	11,814
Accrued interest on government loans	12,116	13,054
Government loans payable - current portion	4,469	4,427
Loan from shareholder	2,643,786	2,393,785

Total current liabilities	3,102,391	2,755,964

NONCURRENT LIABILITIES
Operating lease liabilities	1,081,973	1,122,902
Finance Lease Liability	11,405	-
Loan payables	34,964	37,918
Government loans payable	211,131	211,173

Total non-current liabilities	1,339,473	1,371,993

TOTAL LIABILITIES	4,441,864	4,127,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000		-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of March 31, 2022 and December 31, 2021	3,301	3,301
Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(7,592,036)	(7,358,916)

TOTAL STOCKHOLDERS’ DEFICIT	(2,661,856)	(2,428,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,780,008	$1,699,221

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(UNAUDITED)

Revenues
Sales of goods	$181,579	$212,028
Manufacture service revenue	124,835	-
Total revenues	306,414	212,028

Cost of revenues
Sales of goods	145,665	135,309
Cost of manufacture service	90,293	-
Total cost of revenues	235,958	135,309

Gross profit	70,456	76,719

Operating expenses
Selling	10,614	15,523
Bad debts	-	380
General and administrative	286,274	265,347

Total operating expenses	296,888	281,250

Loss from operations	(226,432)	(204,531)

Other income (expenses)
Interest expense	(5,160)	(2,763)
Financial expense	(1,568)	(3,299)
Other income	535	8,347
Other expenses	(495)	(4,809)

Other expenses, net	(6,688)	(2,524)

Loss before income tax	(233,120)	(207,055)

Income tax expense	-	3,300

Net loss	$(233,120)	$(210,355)

Basic and diluted weighted average shares outstanding	33,009,000	33,009,000

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	THREE MONTHS ENDED MARCH 31,
	2022	2021
	(UNAUDITED)	(UNAUDITED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(233,120)	$(210,355)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	10,874	8,515
Bad debts	-	380
Operating lease expense	57,717	57,311
Gain on disposal of fixed assets	-	(1,089)
Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	(31,539)	26,435
Prepaid expenses	(5,536)	(1,218)
Advance to suppliers	(10,636)	2,548
Inventory	(45,442)	(5,349)
Accounts payable	28,291	926
Accrued liabilities and other payables	27,804	12,148
Taxes payable	4,319	6,767
Payment on lease liabilities	(57,207)	(55,658)

Net cash used in operating activities	(254,475)	(158,639)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	-	2,700
Purchase of fixed assets	-	(9,537)

Net cash used in investing activities	-	(6,837)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	8,367	(28,982)
Proceeds from government loans (SBA)	-	115,245
Repayment of loan payables	(3,970)	-
Loan from shareholder	250,000	84,146

Net cash provided by financing activities	254,397	170,409

NET DECREASE IN CASH & EQUIVALENTS	(78)	4,933

CASH & EQUIVALENTS, BEGINNING OF PERIOD	303	5,325

CASH & EQUIVALENTS, END OF PERIOD	$225	$10,258

Supplemental Cash Flow Data:
Income tax paid	$-	$3,300
Interest paid	$6,098	$2,763

Supplemental disclosures of non-cash financing activities:
fixed assets obtained in exchange for new financing lease liabilities	$16,077	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2022 AND 2022

(UNAUDITED)

	COMMON STOCK - SHARES	COMMON STOCK - AMOUNT	ADDITIONAL PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2022	33,009,000	3,301	4,926,879	(7,358,916)	(2,428,736)

Net loss	-	-	-	(233,120)	(233,120)

Balance at March 31, 2022	33,009,000	3,301	4,926,879	(7,592,036)	(2,661,856)

Balance at January 1, 2021	33,009,000	3,301	4,926,879	(6,711,352)	(1,781,172)
					-
Net loss	-	-	-	(210,355)	(210,355)
					-
Balance at March 31, 2021	33,009,000	3,301	4,926,879	(6,921,707)	(1,991,527)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2022 (UNAUDITED) AND DECEMBER 31, 2021

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

The interim consolidated financial information as of March 31, 2022 and for the three-month periods ended March 31 30, 2022 and 2021 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2022, its consolidated results of operations and cash flows for the three months ended March 31, 2022 and 2021, as applicable, were made. The results for the period ended March 31, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

Going Concern

The Company incurred net losses of $233,120 and $210,355 for the three months ended March 31, 2022 and 2021, respectively. The Company also had an accumulated deficit of $7,592,036 as of March 31, 2022. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of March31, 2022 and December 31, 2021.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2022 and December 31, 2021, the bad debt allowance was $2,252 and $2,252, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2022 and December 31, 2021, there was no significant impairments of its long-lived assets.

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

At March 31, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2022 and 2021.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2022 and 2021, shipping and handling costs were $9,340 and $8,134, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the three months ended March 31, 2022 and 2021, advertising expense was $1,274 and $5,965, respectively.

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

As of March 31, 2022 and December 31, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2022 and 2021.

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

For the three months ended March 31, 2022, the company had one major customer accounted for 27% of the Company’s total sales. During the three months ended March 31, 2021, no customer accounted for more than 10% of the Company’s total sales.

The Company had four major vendors accounted for 23%, 19%, 10% and 10%, respectively, of total purchases during the three months ended March 31, 2022. The Company had four major vendors accounted for 30%, 24%, 11% and 10%, respectively, of total purchase during the three months ended March 31, 2021.

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

3. INVENTORY

Inventory consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)

Raw materials	$73,826	$49,706
Finished goods – health supplements	210,682	189,360
Less: Inventory impairment allowance	(26,097)	(26,097)
Total	$258,412	$212,969

4. SECURITY DEPOSIT

As of March 31, 2022 and December 31, 2021, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)

Leaseholder improvements	$57,067	$57,067
Office furniture and equipment	303,106	287,029
Total	360,173	344,096
Less: Accumulated depreciation	(174,002)	(163,187)
Net	$186,171	$180,909

Depreciation for the three months ended March 31, 2022 and 2021 was $10,815 and $5,836, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: Accumulated amortization	(38,299)	(38,241)
Net	$979	$1,037

Amortization of intangible assets was $6,349 and $10,716 for the three months ended March 31, 2022 and 2021, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at March 31 , 2022 is as follows: $240, $240, $240, $240 and $3.

7. TAXES PAYABLE

Taxes payable at March 31, 2022 and December 31, 2021 was for sales tax and payroll tax payable of $16,747 and $12,428, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following March 31, 2022 and December 31, 2021:

	March 31, 2022	December 31, 2021
	(unaudited)

Accrued expenses	$3,852	$9,686
Credit card payable	44,107	39,190
Customer deposit	56,850	28,283
Deferred income	1,042	-
Total	$105,851	$77,109

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

As of March 31, 2022, the future minimum loan payments (including the PPP loan and EIDL loan) to be paid by year are as follows:

Year Ending	Amount
(unaudited)

March31, 2023	$4,469
March31, 2024	4,639
March31, 2025	4,816
March31, 2026	5,000
March31, 2027	5,191
Thereafter	191,485
Total	$215,600

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At March 31, 2022 and December 31, 2021, the Company had loans from one major shareholder (also the Company’s senior officer) for $2,035,155 and $1,785,154, respectively. At March 31, 2022 and December 31, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At March 31, 2022 and December 31, 2021, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020.

The Company has NOL carry-forwards for Federal and California income tax purposes of $4.44 million and $4.22 million at March 31, 2022 and December 31, 2021, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.24 million as of March 31, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of March 31, 2022 and December 31, 2021 are as follows:

	March 31, 2022	December 31, 2021
	(unaudited)
Net deferred tax assets:
Bad debt expense	$1,978	$1,978
Inventory impairment (reversal)	697	697
Operating lease charge	14,844	14,821
Depreciation and amortization	(2,561)	(2,561)
Expected income tax benefit from NOL carry-forwards	1,243,701	1,181,525
Less: valuation allowance	(1,258,659)	(1,196,460)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2022 and 2021 is as follows:

	2022	2021
	(unaudited)

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(5.39)%
Change in valuation allowance	27.98%	24.8%
Effective income tax rate	-%	1.59%

The provision for income tax expense for the three months ended March31, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)

Income tax expense – current	$-	$3,300
Income tax benefit – current	-	-
Total income tax expense	$-	$3,300

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2022	Three Months Ended March 31, 2021
Operating lease cost	$53,281	$53,281
Weighted Average Remaining Lease Term - Operating leases including options to renew	6.51 years	7.51 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of March 31, 2022:

For the 12 months ending	Operating Leases

March 31, 2023	$217,585
March 31, 2024	224,113
March 31, 2025	225,757
March 31, 2026	225,757
March 31, 2027	225,757
Thereafter	338,635
Total undiscounted cash flows	1,457,603
Less: imputed interest	(216,514)
Present value of lease liabilities	$1,241,088

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

The components of lease costs, lease term and discount rate with respect of equipment lease with an initial term of more than 12 months are as follows:

	Three Months Ended	Three Months Ended
	March 31, 2022	March 31, 2021

Operating lease cost	$4,008	$4,030
Weighted Average Remaining Lease Term - Operating leases	0.19 years	1.19 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of lease liabilities as of March31, 2022:

For the 12 months ending	Operating Leases
March 31, 2022	$2,254
Total undiscounted cash flows	2,254
Less: imputed interest	(28)
Present value of lease liabilities	$2,226

Finance lease

Effective March 15, 2022, the Company entered two 39-months lease for two copiers with same vendor for a monthly payment of $234 and $214, respectively. At the lease expiration date, the Company has the option to purchase the copier for $1 each.

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

Three Months Ended March 31, 2022

Finance lease cost	$-
Weighted Average Remaining Lease Term - Finance leases	3.25
Weighted Average Discount Rate – Finance leases	5%

The following is a schedule, by years, of maturities of finance lease liabilities as of March 31, 2022:

For the 12 months ending	Finance Leases

March 31, 2023	$5,370
March 31, 2024	5,370
March 31, 2025	5,370
March 31, 2026	1,343
Total undiscounted cash flows	17,452
Less: imputed interest	(1,375)
Present value of finance lease liabilities	$16,077

13. LOAN PAYABLES

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a Videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $1,345 during the three months ended March 31, 2022.

The following is a schedule, by years, of maturities of loan payable as of March 31, 2022:

For the 12 months ending	Loan Payable

March 31, 2023	$15,882
March 31, 2024	10,958
March 31, 2025	9.974
March 31, 2026	4,156
Total undiscounted cash flows	56,853
Less: imputed interest	(10,578)
Present value of loan payable	$46,275

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

Related Party Transactions

Loans from Officer

At March 31, 2022 and December 31, 2021, the Company had loans from one major shareholder (also the Company’s senior officer) of $2,035,155 and $1,785,154, respectively. At March 31, 2022 and December 31, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation (see Note 8). There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $233,120 and $210,355 for the three months ended March 31, 2022 and 2021, respectively. The Company also had an accumulated deficit of $7,592,036 as of March 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2022 and December 31, 2021, the bad debt allowance was $2,252 and $2,252, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2022 and 2021.

Results of operations

Comparison of three months ended March 31, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$181,579	59.26%	$212,028	100%	$(30,449)	(14.36)%
Manufacture service revenue	124,835	40.74%	-	-%	124,835	-%
Total revenues	306,414	100%	212,028	100%	94,386	44.52%
Sales of goods cost	145,665	80.22%	135,309	63.82%	10,356	7.65%
Cost of manufacture service	90,293	72.33%	-	-%	90,293	-%
Total cost of revenues	235,958	77.01%	135,309	63.82%	100,649	74.38%
Gross profit	70,456	22.99%	76,179	36.18%	(6,263)	(8.16)%
Selling expenses	10,614	3.46%	15,523	7.32%	(4,909)	(31.62)%
Bad debts	-	-%	380	0.18%	(380)	(100)%
General and administrative expenses	286,274	93.43%	265,347	125.15%	20,927	7.89%
Operating expenses	296,888	96.89%	281,250	132.65%	15,638	5.56%
Loss from operations	(226,432)	(73.9)%	(204,531)	(96.46)%	(21,901)	10.71%
Other income (expense), net	(6,688)	(2.18)%	(2,524)	(1.19)%	(4,164)	164.98%
Loss before income taxes	(233,120)	(76.08)%	(207,055)	(97.65)%	(26,065)	12.59%
Income tax expense	-	-%	3,300	1.56%	(3,300)	(100)%
Net loss	$(233,120)	(76.08)%	$(210,355)	(99.21)%	$(22,765)	10.82%

Sales

Sales for the three months ended March 31, 2022 and 2021 were $306,414 and $212,028, respectively, an increase of $94,386 or 44.52%. The increase was primarily attributable to (i) increase the big purchase orders from new customers, (ii) increased revenue from manufacture service (OEM) provided by BEP, and (iii) purchased of new equipment to enhance our ability to complete and deliver the big orders in a more speedy and efficient way.

Costs of sales

Costs of sales for the three months ended March 31, 2022 and 2021 was $235,958 and $135,309, respectively, an increase of $100,649 or 74.38%. The increase of COGS in 2022 was due to increased revenue and increased cost of production especially the labor. During the three months ended March 31, 2022, we received quite a few big orders especially the OEM orders, which required more manufacture labors to complete the orders. In addition, we had inventory adjustment for obsolete inventory of $41,854 during the three months ended March 31, 2022. The percentage of cost of sales of goods to total sales of goods was 80.22% and 63.82% for the three months ended March 31, 2022 and 2021, respectively. The percentage of cost of manufacture services to total manufacture income was 72.33% and 0.00% for the three months ended March 31, 2022 and 2021, respectively.

Gross profit

The gross profit for the three months ended March 31, 2022 and 2021 was $70,456 and $76,719, respectively, a decrease of $6,263 or 8.16%. The blended profit margin was 23.0% and 36.2% for the three months ended March 31, 2022 and 2021, respectively.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $10,614 for the three months ended March 31, 2022, compared to $15,523 for the three months ended March 31, 2021, a decrease of $4,909 or 31.62%, mainly resulting from decreased advertising expense by $5,960, was partly offset by increased shipping expense by $1,200.

Bad debt expense was $0 for the three months ended March 31, 2022, compared to $380 for the three months ended March 31, 2021, a decrease of $380 or 100%.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $286,274 for the three months ended March 31, 2022, compared to $265,347 for the three months ended March 31, 2021, an increase of $20,927 or 7.89%, the increase was mainly due to increased salaries expense by $46,650, was partly offset by decreased consulting fee by $17,200, and decreased other G&A expenses by $8,520.

Other expenses, net

Other expenses was $6,688 and $2,524 for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022, other expenses mainly consisted of interest expense of $5,160, financial expense of $1,568 and other income of $40. For the three months ended March 31, 2021, other expenses mainly consisted of interest expense of $2,763, financial expense of $3,299 and other income of $3,538.

Net loss

We had a net loss of $233,120 for the three months ended March 31, 2022, compared to $210,355 for the three months ended March 31, 2021, an increase of $22,765 or 10.82%, reflected the above-mentioned factors combined.

Liquidity and Capital Resources

As of March 31, 2022, we had cash and equivalents of $225, bank overdraft of 27,400, other current assets of $378,638, other current liabilities (excluding bank overdraft) of $3,074,991, working capital deficit of $2,723,528, a current ratio of 0.12:1. As of December 31, 2021, we had cash and equivalents of $303, bank overdraft of $19,032, other current assets of $261,659, other current liabilities (excluding bank overdraft) of $2,736,932, working capital deficit of $2,494,002, a current ratio of 0.10:1. The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2022, and 2021, respectively.

	2022	2021
Net cash used in operating activities	$(254,475)	$(158,639)
Net cash used in investing activities	$-	$(6,837)
Net cash provided by financing activities	$254,397	$170,409

Net cash used in operating activities

Net cash used in operating activities was $254,475 for the three months ended March 31, 2022, compared to $158,639 in 2021. The increase of cash outflow of $95,836 from operating activities for the three months ended March 31, 2022 was principally attributable to increased cash outflow on accounts receivable by $57,974 and increase cash outflow on inventory by $40,093.

Net cash used in investing activities

Net cash used in investing activities was $0 for the three months ended March 31, 2022, compared to $6,837 in 2021. We did not have any investing activities for the three months ended March 31, 2022; for the three months ended March 31, 2021, we purchased fixed assets of $9,537, but offset with the proceeds from sale of fixed assets for $2,700.

Net cash provided by financing activities

Net cash provided by financing activities was $254,397 for the three months ended March 31, 2022, compared to $170,409 in 2021. The net cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds of $250,000 from loans from one major shareholder (also the senior officer), but partly offset by repayment of loan payable of $3,970. The net cash provided by financing activities for three months ended March 31, 2021 mainly consisted of proceeds from government loans of $115,245 due to the Covid-19, and loan from a major shareholder (also the senior officer) of $84,146, but partly offset by bank overdraft of $28,982.

Our current liabilities exceed current assets at March 31, 2022, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty to meet upcoming cash requirements. As of March 31, 2022, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of March 31, 2022, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

On March 31, 2022, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2022, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on March 31, 2022 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on March 31, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities in the first quarter of 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Link base Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

BIO ESSENCE CORP.

/s/ Yin Yan
By: Yin Yan
Its: Chairman of the Board, Chief
Executive Officer, Chief Financial Officer
Date: May 16, 2022