Form 10-Q
period 2022-06-30
Bio Essence Corp
filed 2022-08-15
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56263

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Exchange on Which Registered
N/A	N/A	N/A

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of the latest practicable date, the Company has 33,009,000 shares of its common stock issued and outstanding.

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30, 2022 (UNAUDITED)	AS OF DECEMBER 31, 2021
ASSETS
CURRENT ASSETS
Cash and equivalents	$121	$303
Accounts receivable, net	44,239	16,820
Prepaid expenses	60,834	31,870
Inventory, net	209,950	212,969

Total current assets	315,144	261,962

NONCURRENT ASSETS
Security deposit	41,841	41,841
Right-of-use assets, net	1,132,943	1,213,472
Property and equipment, net	220,283	180,909
Intangible assets, net	920	1,037

Total non-current assets	1,395,987	1,437,259

TOTAL ASSETS	$1,711,131	$1,699,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$57,577	$19,032
Accounts payable	93,455	62,583
Taxes payable	12,117	12,428
Accrued liabilities and other payables	43,371	77,109
Operating lease liabilities	150,260	161,732
Accrued interest on government loans	14,168	13,054
Government loans payable - current portion	4,510	4,427
Loan payables	11,650	11,814
Finance Lease Liability	12,477	-
Loan from shareholder	2,807,786	2,393,785

Total current liabilities	3,207,371	2,755,964

NONCURRENT LIABILITIES
Operating lease liabilities	1,040,531	1,122,902
Finance Lease Liability	46,267	-
Loan payables	31,922	37,918
Government loans payable	211,089	211,173

Total non-current liabilities	1,329,809	1,371,993

TOTAL LIABILITIES	4,537,180	4,127,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT

Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-

Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of June 30, 2022 and December 31, 2021	3,301	3,301
Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(7,756,229)	(7,358,916)

TOTAL STOCKHOLDERS’ DEFICIT	(2,826,049)	(2,428,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,711,131	$1,699,221

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2022	2021	2022	2021
Revenues
Sales of goods	$320,090	$447,955	$138,511	$235,927
Manufacture service revenue	274,460	-	149,625	-
Total revenues	594,550	447,955	288,136	235,927

Cost of revenues
Cost of goods sold	257,805	306,736	112,140	171,427
Cost of manufacture service	108,941	-	18,648	-
Total cost of revenues	366,746	306,736	130,788	171,427

Gross profit	227,804	141,219	157,348	64,500

Operating expenses
Selling	48,493	33,933	37,879	18,410
Bad debts	-	380	-	-
General and administrative	561,638	572,732	275,364	307,385

Total operating expenses	610,131	607,045	313,243	325,795

Loss from operations	(382,327)	(465,826)	(155,895)	(261,295)

Other income (expenses)
Interest expense	(10,319)	(29,672)	(5,159)	(26,909)
Finance Lease interest expense	(196)		(196)
Financial expense	(3,678)	(6,418)	(2,110)	(3,119)
Other income	3,035	136,219	2,500	127,872
Other expense	(630)	(4,896)	(133)	(87)

Other income (expenses), net	(11,788)	95,233	(5,098)	97,757

Loss before income tax	(394,115)	(370,593)	(160,993)	(163,538)

Income tax expense	3,200	3,300	3,200	-
			-
Net loss	$(397,315)	$(373,893)	$(164,193)	$(163,538)
			-
Basic and diluted weighted average shares outstanding	33,009,000	33,009,000	33,009,000	33,009,000
			-
Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.00)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2022	2021
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(397,315)	$(373,893)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	22,377	17,306
Bad debts	-	380
PPP Loan forgiveness	-	(127,740)
Operating lease expense	111,789	114,620
Gain on disposal of fixed assets	-	(1,089)
Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	(27,419)	20,432
Prepaid expenses	(28,964)	(12,249)
Advance to suppliers	-	4,733
Inventory	3,019	28,155
Accounts payable	30,872	12,602
Customer deposit	(28,283)	-
Accrued liabilities and other payables	(6,496)	(546,454)
Accrued interest	1,113	-
Taxes payable	(311)	(3,920)
Deferred revenue	1,042	-
Payment on lease liabilities	(125,104)	(111,313)

Net cash used in operating activities	(443,680)	(978,430)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	-	2,700
Purchase of fixed assets	(1,540)	(20,629)

Net cash used in investing activities	(1,540)	(17,929)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	38,545	(21,765)
Proceeds from government loans (SBA)	-	115,245
Payment of finance lease liability	(1,347)	-
Repayment of loan payables	(6,160)	-
Loan from shareholder	414,000	905,776

Net cash provided by financing activities	445,038	999,256

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	(182)	2,897

CASH & EQUIVALENTS, BEGINNING OF PERIOD	303	5,325

CASH & EQUIVALENTS, END OF PERIOD	$121	$8,222

Supplemental Cash Flow Data:
Income tax paid	$3,200	$3,300
Interest paid	$2,807	$29,672

Supplemental disclosures of non-cash financing activities:
fix assets obtained in exchange for new financing lease liabilities	$60,091	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX AND THREE MONTHS ENDED JUNE 30, 2022 AND 2021

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance at January 1, 2022	33,009,000	$3,301	$4,926,879	$(7,358,916)	$(2,428,736)

Net loss	-	-	-	(233,120)	(233,120)

Balance at March 31, 2022 (unaudited)	33,009,000	3,301	4,926,879	(7,592,036)	(2,661,856)

Net loss	-	-	-	(164,193)	(164,193)

Balance at June 30, 2022 (unaudited)	33,009,000	$3,301	$4,926,879	$(7,756,299)	$(2,826,049)

Balance at January 1, 2021	33,009,000	$3,301	$4,926,879	$(6,711,352)	$(1,781,172)
					-
Net loss	-	-	-	(210,355)	(210,355)
					-
Balance at March 31, 2021 (unaudited)	33,009,000	3,301	4,926,879	(6,921,707)	(1,991,527)

Net loss	-	-	-	(163,538)	(163,538)

Balance at June 30, 2021 (unaudited)	33,009,000	$3,301	$4,926,879	$(7,085,245)	$(2,155,065)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

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

The interim consolidated financial information as of June 30, 2022 and for the six and three months periods ended June 30, 2022 and 2021 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2022, its consolidated results of operations and cash flows for the six and three months ended June 30, 2022 and 2021, as applicable, were made. The results for the period ended June 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

Going Concern

The Company incurred net losses of $397,315 and $373,893 for the six months ended June 30, 2022 and 2021, respectively. The Company incurred net losses of $164,193 and $163,538 for the three months ended June 30, 2022 and 2021, respectively. The Company also had an accumulated deficit of $7,756,299 as of June 30, 2022. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of June 30, 2022 and December 31, 2021.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2022 and December 31, 2021, the bad debt allowance was $2,252 and $2,252, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2022 and December 31, 2021, there was no significant impairments of its long-lived assets.

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

At June 30, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2022 and 2021.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2022 and 2021, shipping and handling costs were $19,753 and $17,331, respectively. During the three months ended June 30, 2022 and 2021, shipping and handling costs were $10,413 and $9,197, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the six months ended June 30, 2022 and 2021, advertising expense was $28,740and $15,125, respectively.  During the three months ended June 30, 2022 and 2021, advertising expense was $27,466 and $9,160, respectively.

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

As of June 30, 2022 and December 31, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the six and three months ended June 30, 2022 and 2021.

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

For the six months ended June, 2022, the company had two major customers accounted for 16% and 15%, respectively, of the Company’s total sales. During the six months ended June 30, 2021, no customer accounted for more than 10% of the Company’s total sales.

For the three months ended June, 2022, the company had one major customer accounted for 34% of the Company’s total sales. During the three months ended June 30, 2021, no customer accounted for more than 10% of the Company’s total sales.

The Company had three major vendors accounted for 20%, 17% and 14%, respectively, of total purchases during the six months ended June 30, 2022. The Company had no vendors accounts more than 10% of total purchases during the six months ended June 30, 2021.

The Company had two major vendors accounted for 47% and 10% respectively, of total purchases during the three months ended June 30, 2022. The Company had no vendors accounts more than 10% of total purchases during the three months ended June 30, 2021.

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

3. INVENTORY

Inventory consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)

Raw materials	$52,865	$49,706
Finished goods – health supplements	183,182	189,360
Less: Inventory impairment allowance	(26,097)	(26,097)
Total	$209,950	$212,969

4. SECURITY DEPOSIT

As of June 30, 2022 and December 31, 2021, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)

Leaseholder improvements	$57,067	$57,067
Office furniture and equipment	348,663	287,029
Total	405,730	344,096
Less: Accumulated depreciation	(185,447)	(163,187)
Net	$220,283	$180,909

Depreciation for the six months ended June 30, 2022 and 2021 was $22,260 and $11,948, respectively.

Depreciation for the three months ended June 30, 2022 and 2021 was $11,445 and $6,112, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: Accumulated amortization	(38,358)	(38,241)
Net	$920	$1,037

Amortization of intangible assets was $117 and $5,358 for the six months ended June 30, 2022 and 2021, respectively.

Amortization of intangible assets was $59 and $2,679 for the three months ended June 30, 2022 and 2021, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at June 30 , 2022 is as follows: $235, $235, $235 and $215.

7. TAXES PAYABLE

Taxes payable at June 30, 2022 and December 31, 2021 was for sales tax and payroll tax payable of $7,104 and $12,428, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following June 30, 2022 and December 31, 2021:

	June 30, 2022	December 31, 2021
	(unaudited)

Accrued expenses	$3,852	$9,686
Credit card payable	39,518	39,190
Customer deposit	-	28,283
Deferred income		-
Total	$43,371	$77,109

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

As of June 30, 2022, the future minimum loan payments (including the PPP loan and EIDL loan) to be paid by year are as follows:

Year Ending	Amount
(unaudited)

June 30, 2023	$4,510
June 30, 2024	4,683
June 30, 2025	4,862
June 30, 2026	5,047
June 30, 2027	5,240
Thereafter	191,258
Total	$215,600

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At June 30, 2022 and December 31, 2021, the Company had loans from one major shareholder (also the Company’s senior officer) for $2,199,155 and $1,785,154, respectively. At June 30, 2022 and December 31, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At June, 2022 and December 31, 2021, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020.

The Company has NOL carry-forwards for Federal and California income tax purposes of $4.60 million and $4.22 million at June 30, 2022 and December 31, 2021, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.29 million as of June 30, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of June 30, 2022 and December 31, 2021 are as follows:

	June 30, 2022	December 31, 2021
	(unaudited)
Net deferred tax assets:
Bad debt expense	$1,978	$1,978
Inventory impairment (reversal)	697	697
Operating lease charge	14,844	14,821
Depreciation and amortization	(2,561)	(2,561)
Expected income tax benefit from NOL carry-forwards	1,288,412	1,181,525
Less: valuation allowance	(1,303,370)	(1,196,460)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended June 30, 2022and 2021 is as follows:

	2022	2021
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.17)%	(5.99)%
Change in valuation allowance	26.36%	26.10%
Effective income tax rate	(0.81)%	(0.89)%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2022 and 2021 is as follows:

	2022	2021
	(unaudited)	(unaudited)

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(4.84)%	(6.76)%
Change in valuation allowance	23.85%	27.76%
Effective income tax rate	(1.99)%	0.00%

The provision for income tax expense for the six months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)

Income tax expense – current	$3,200	$3,300
Income tax benefit – current	-	-
Total income tax expense	$3,200	$3,300

The provision for income tax expense for the three months ended June 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Income tax expense – current	$3,200	$
Income tax benefit – current	-	-
Total income tax expense	$3,200	$

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Six Months Ended June 30, 2022	Six Months Ended June 30, 2021
	(unaudited)	(unaudited)
Operating lease cost	$106,562	$106,562
Weighted Average Remaining Lease Term - Operating leases including options to renew	6.26 years	7.26 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended June 30, 2022	Three Months Ended June 30, 2021
Operating lease cost	$53,281	$53,281

Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of June 30, 2022:

For the 12 months ending	Operating Leases

June 30, 2023	$200,915
June 30, 2024	255,757
June 30, 2025	225,757
June 30, 2026	225,757
June 30, 2027	225,757
Thereafter	282,195
Total undiscounted cash flows	1,386,138
Less: imputed interest	(196,145)
Present value of lease liabilities	$1,189,993

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

The components of lease costs, lease term and discount rate with respect of equipment lease with an initial term of more than 12 months are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2022	June 30, 2021

Operating lease cost	$5,227	$8,060
Weighted Average Remaining Lease Term - Operating leases	0.49 years	1.49 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended	Three Months Ended
	June 30, 2022	June 30, 2021

Operating lease cost	$1,305	$4,030
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of lease liabilities as of June 30, 2022:

For the 12 months ending	Operating Leases
June 30, 2023	$808
Total undiscounted cash flows	808
Less: imputed interest	(10)
Present value of lease liabilities	$798

Finance lease

Effective March 15, 2022, the company entered two 39-months lease for two copiers with same vendor for a monthly payment of $234 and $214, respectively. Effective June 24, 2022, the company entered two leases for two forklifts with a term of 60 months for each, and the monthly payment was $383 and $451, respectively. At the lease expiration date, the Company has the option to purchase the copier for $1 each.

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

Six Months Ended June 30, 2022
Finance lease cost
Amortization	$1,147
Interest on lease liabilites	196
Total finance lease cost	$1,343
Weighted Average Remaining Lease Term - Finance leases	4.49
Weighted Average Discount Rate – Finance leases	5%

Six Months Ended June 30, 2022
Finance lease cost
Amortization	$1,147
Interest on lease liabilites	196
Total finance lease cost	$1,343
Weighted Average Discount Rate – Finance leases	5%

The following is a schedule, by years, of maturities of finance lease liabilities as of June 30, 2022:

For the 12 months ending	Finance Leases

June 30, 2023	$15,136
June 30, 2024	15,337
June 30, 2025	15,337
June 30, 2026	9,967
June 30, 2027	9,967
Total undiscounted cash flows	65,744
Less: imputed interest	(7,000)
Present value of finance lease liabilities	$58,744

13. LOAN PAYABLES

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a Videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $2,611 and $1,266 during the six and three months ended June 30, 2022.

The following is a schedule, by years, of maturities of loan payable as of June 30, 2022:

For the 12 months ending	Loan Payable

June 30, 2023	$15,882
June 30, 2024	15,389
June 30, 2025	9,975
June 30, 2026	9,975
June 30, 2027	1,662
Total undiscounted cash flows	52,883
Less: imputed interest	(9,311)
Present value of loan payable	$43,572

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

Related Party Transactions

Loans from Officer

At June 30, 2022 and December 31, 2021, the Company had loans from one major shareholder (also the Company’s senior officer) of $2,199,155 and $1,785,154, respectively. At June 30, 2022 and December 31, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $397,315 and $373,893 for the six months ended June 30, 2022 and 2021, respectively. The Company incurred net losses of $164,193 and $163,538 for the three months ended June 30, 2022 and 2021, respectively. The Company also had an accumulated deficit of $7,756,229 as of June 30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2022 and December 31, 2021, the bad debt allowance was $2,252 and $2,252, respectively.

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

Revenues from sales of goods are measured at net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers and are recognized when the goods are delivered to the customers.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2022 and 2021.

Results of operations

Comparison of the six months ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$320,090	53.84%	$447,955	100.00%	$(127,865)	(28.54)%
Manufacture service revenue	274,460	46.16%	-	-%	274,460	100.00%
Total revenues	594,550	100.00%	447,955	100.00%	146,596	32.73%
Cost of goods sold	257,805	80.54%	306,736	68.47%	(48,931)	(15.95)%
Cost of manufacture service	108,941	39.69%	-	-%	108,941	100.00%
Total cost of revenues	366,746	61.68%	306,736	68.47%	60,010	19.56%
Gross profit	227,804	38.32%	141,219	31.53%	86,586	61.31%
Selling expenses	48,493	8.16%	33,933	7.58%	14,560	42.91%
Bad debts	-	-%	380	0.08%	(380)	(100.00)%
General and administrative expense	561,638	94.46%	572,732	127.85%	(11,094)	(1.94)%
Operating expenses	610,131	102.62%	607,045	135.51%	3,087	0.51%
Loss from operations	(382,327)	(64.31)%	(465,826)	(103.99)%	(83,499)	(17.92)%
Other income (expense), net	(11,788)	(1.98)%	95,233	21.26%	(107,019)	(112.38)%
Loss before income taxes	(394,115)	(66.29)%	(370,593)	(82.73)%	23,520	6.35%
Income tax expense	3,200	0.54%	3,300	0.74%	(100)	(3.03)%
Net loss	$(397,315)	(66.83)%	$(373,893)	(83.47)%	$23,420	6.26%

Revenues

Sales for the six months ended June 30, 2022 and 2020 were $594,550 and $447,955, respectively, an increase of $146,595 or 32.73%. For the six months ended June 30, 2022, we had sales of goods of $320,090 and manufacture service revenue of $274,460. For the six months ended June 20, 2021, we had sales of goods of $447,955. The decreased sales of goods was mainly due to certain big customers reducing their purchase orders in 2022; as a remediation, we started to provide OEM service since 4th quarter of 2021.

Cost of revenues

Cost of sales for the six months ended June 30, 2022 and 2021 was $366,746 and $306,736, respectively, an increase of $60,010 or 19.56%. The increase of cost of revenue in 2022 was due to increased revenue and increased cost of manufacturing service especially the labor increase. During the six months ended June 30, 2022, we received quite a few big orders for the OEM, which required more manufacture labors to complete the orders.

Gross profit

The gross profit for the six months ended June 30, 2022 and 2021 was $227,804 and $141,219, respectively, an increase of $86,585 or 61.31%. The profit margin was 38.32% for 2022 compared to 31.53% for 2021, the increase in profit margin was mainly due to increased revenue from manufacturing services.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, product marketing, shipping expenses, and promotion expenses. Selling expense was $48,493 for the six months ended June 30, 2022, compared to $33,933 for the six months ended June 30, 2021, an increase of $14,560 or 42.91%, mainly resulting from increased advertising expense by $1,749, increased show expense by $3,149, increased shipping expense by $2,422, and increased marketing expense by $7,239.

Bad debt expense was $0 for the six months ended June 30, 2022, compared to $380 for the six months ended June 30, 2021, a decrease of $380 or 100%.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, audit and legal expenses. General and administrative expenses were $561,638 for the six months ended June 30, 2022, compared to $572,732 for the six months ended June 30, 2021, a decrease of $11,094 or 1.94%, the decrease was mainly due to decreased consulting fee by $24,872, decreased legal service fee by 10,842, decreased office expense by $13,574, decreased rental expense by $17,733, decreased office CAM fee by $5,192, and decreased depreciation expense by $ 4,933,which was partly offset by increased salary expense by $58,066.

Other income (expense), net

Other expense was $11,788 for six month ended June 30, 2022, compare to other income $95,233 for the six months ended June 30, 2021. For the six months ended June 30, 2022, other expenses mainly consisted of interest expense of $10,513, financial expense of $3,678 and net other income of $2,405. For the six months ended June 30, 2021, other income mainly consisted of other income including PPP loan forgiveness of $136,219, which was partly offset by interest expense of $29,672, financial expense of $6,418, and other expense of $4,896.

Net loss

We had a net loss of $397,315 for the six months ended June 30, 2022, compared to $373,893 for the six months ended June 30, 2021, an increase of $23,420 or 6.26%. The increase in net loss was mainly due to decreased other income (net) by $107,021 but was partly offset by increased gross profit by $86,586 as describe above.

Comparison of three months ended June 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$138,511	48.07%	$235,927	100.00%	$(97,416)	(41.29)%
Manufacture service revenue	149,625	51.93%	-	-%	149,625	-%
Total revenues	288,136	100.00%	235,927	100.00%	52,209	22.13%
Cost of goods sold	112,140	80.96%	171,427	72.66%	(59,287)	(34.58)%
Cost of manufacture service	18,648	12.46%	-	-%	18,648	-%
Total cost of revenues	130,788	45.39%	171,427	72.66%	(40,639)	(23.71)%
Gross profit	157,348	54.61%	64,500	27.34%	92,848	143.95%
Selling expenses	37,879	13.15%	18,410	7.80%	19,469	105.75%
Bad debts	-	-%	-	-%	-	-%
General and administrative expenses	275,364	95.57%	307,385	130.29%	(32,021)	(10.42)%
Operating expenses	313,243	108.72%	325,795	138.09%	(12,555)	(3.85)%
Loss from operations	(155,895)	(54.10)%	(261,295)	(110.75)%	105,400	40.34%
Other income (expense), net	(5,098)	(1.77)%	97,757	41.44%	(102,855)	(105.21)%
Loss before income taxes	(160,993)	(55.87)%	(163,538)	(69.32)%	(2,545)	(1.56)%
Income tax expense	3,200	1.11%	-	-%	3,200	100%
Net loss	$(164,193)	(56.99)%	$(163,538)	(69.32)%	$655	0.40%

Revenues

Sales for the three months ended June 30, 2022 and 2021 were $288,136 and $235,927 respectively, an increase of $52,210 or 22.13%. The increase was primarily attributable to increased revenue from OEM provided by BEP.

Cost of revenues

Costs of sales for the three months ended June 30, 2022 and 2021 was $130,788 and $171,427, respectively, a decrease of $40,639 or 23.71%. The decrease of cost of revenues during the three months ended June 30, 2022 was due to decreased cost of goods sold resulting from decreased inventory purchase from overseas which also reduced our customs duty and freight cost.

Gross profit

The gross profit for the three months ended June 30, 2022 and 2021 was $157,348 and $64,500, respectively, a increase of $92,848 or 143.95%. The blended profit margin was 54.61%% and 27.34% for the three months ended June 30, 2022 and 2021, respectively. The increased profit margin was due to the increased OEM revenue which had lower cost, as well as decreased cost of goods sold.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $37,879 for the three months ended June 30, 2022, compared to $18,410 for the three months ended June 30, 2021, an increase of $19,469 or 105.75%, mainly resulting from increased advertising expense by $7,714, increased show expense by $3,149, increased shipping expense by $2,422 and marketing fee by 7,389.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $275,364 for the three months ended June 30, 2022, compared to $307,385 for the three months ended June 30, 2021, a decrease of $32,021 or 10.42%, the decrease was mainly due to decreased consulting fee by $7,672, decreased legal service fee by $11,327, decreased office supplies by $13,574 and decreased rent expense by $17,733, which was partly offset by increased merchant service fee by 10,241 and increased salary expense by $11,417.

Other income (expenses), net

Other expenses was $5,098 for the three months ended June 30, 2022, compared to other income $97,757 for the three months ended June 30, 2021. For the three months ended June 30, 2022, other expenses (net) mainly consisted of interest expense of $5,355, financial expense of $2,110 and net other income of $2,367. For the three months ended June 30, 2021, other income (net) mainly consisted of other income including PPP loan forgiveness by $127,872, which was partly offset by interest expense of $26,909, financial expense of $3,119 and other expense of $87.

Net loss

We had a net loss of $164,193 for the three months ended June 30, 2022, compared to $163,538 for the three months ended June 30, 2021, an increase of $655 or 0.40%. The slight increase in net loss was mainly due to decreased other income by $102,857 and increased income tax expense by $3,200, which was partly offset by increased gross profit by $92,848 and decreased operating expenses by $12,552 as describe above.

Liquidity and Capital Resources

As of June 30, 2022, we had cash and equivalents of $121, bank overdraft of 57,577, other current assets of $315,023, other current liabilities (excluding bank overdraft) of $3,149,794, working capital deficit of $2,892,227, a current ratio of 0.10:1. As of December 31, 2021, we had cash and equivalents of $303, bank overdraft of $19,032, other current assets of $261,659, other current liabilities (excluding bank overdraft) of $2,736,932, working capital deficit of $2,494,002, a current ratio of 0.10:1. The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2022, and 2021, respectively.

	2022	2021
Net cash used in operating activities	$(443,680)	$(978,430)
Net cash used in investing activities	$(1,542)	$(17,929)
Net cash provided by financing activities	$445,038	$999,256

Net cash used in operating activities

Net cash used in operating activities was $443,680 for the six months ended June 30, 2022, compared to $978,430 in 2021. The decrease of cash outflow of $534,750 from operating activities for the six months ended June 30, 2022 was principally due to decreased cash outflow on accrued liability and other payable by $539,958.

Net cash used in investing activities

Net cash used in investing activities was $1,542 for the six months ended June 30, 2022, compared to $17,929 in 2021. For the six months ended June 30, 2022, we purchased fixed assets of $1,542. For the six months ended June 30, 2021, we purchased fixed assets of $20,629 and sold fixed assets for $2,700.

Net cash provided by financing activities

Net cash provided by financing activities was $445,038 for the six months ended June 30, 2022, compared to $999,256 in 2021. The net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds of $414,000 from loans from one major shareholder (also the senior officer) and increase in bank overdraft of $38,545, but partly offset by repayment of loan payable of $6,160 and payment of finance lease liability of $1,347. The net cash provided by financing activities in 2021 consisted of proceeds from government loans of $115,245 due to the Covid-19 and loan from a major shareholder (also the senior officer) of $905,776, but partly offset by decrease in bank overdraft of $21,765.

Our current liabilities exceed current assets at June 30, 2022, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty to meet upcoming cash requirements. As of June 30, 2022, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of June 30, 2022, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

On June 30, 2022, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2022, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on June 30, 2022 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on June 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities in the second quarter of 2022.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)\

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief
Executive Officer, Chief Financial Officer

Date:	August 15, 2022