Form 10-Q
period 2022-09-30
Bio Essence Corp
filed 2022-11-14
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30, 2022 (UNAUDITED)	AS OF DECEMBER 31, 2021
ASSETS

CURRENT ASSETS
Cash and equivalents	$572	$303
Accounts receivable, net	46,698	16,820
Prepaid expenses	5,007	31,870
Inventory, net	200,744	212,969

Total current assets	253,021	261,962

NONCURRENT ASSETS
Security deposit	41,841	41,841
Right-of-use assets, net	1,094,056	1,213,472
Property and equipment, net	257,102	180,909
Intangible assets, net	861	1,037

Total non-current assets	1,393,860	1,437,259

TOTAL ASSETS	$1,646,881	$1,699,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$32,833	$19,032
Accounts payable	73,329	62,583
Taxes payable	9,108	12,428
Accrued liabilities and other payables	57,230	77,109
Operating lease liabilities	153,311	161,732
Accrued interest on government loans	16,209	13,054
Government loans payable - current portion	4,533	4,427
Loan payables	11,609	11,814
Finance Lease Liability	12,447	-
Loan from shareholder	3,021,786	2,393,785

Total current liabilities	3,392,394	2,755,964

NONCURRENT LIABILITIES
Operating lease liabilities	996,917	1,122,902
Finance Lease Liability	42,998	-
Loan payables	28,788	37,918
Government loans payable	211,067	211,173

Total non-current liabilities	1,279,769	1,371,993

TOTAL LIABILITIES	4,672,163	4,127,957

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of September 30, 2022 and December 31, 2021	3,301	3,301
Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(7,955,462)	(7,358,916)

TOTAL STOCKHOLDERS’ DEFICIT	(3,025,282)	(2,428,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,646,881	$1,699,221

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2022	2021	2022	2021

Revenues
Sales of goods	$483,432	$545,713	$163,342	$174,992
Manufacture service revenue	303,170	129,232	28,710	51,998
Total revenues	786,602	674,945	192,052	226,990

Cost of revenues
Cost of goods sold	232,911	280,062	62,539	82,747
Cost of manufacture service	239,380	158,283	43,006	48,862
Total cost of revenues	472,291	438,345	105,545	131,609

Gross profit	314,311	236,600	86,507	95,381

Operating expenses
Selling	68,858	51,544	20,365	17,611
Bad debts	-	380	-	-
General and administrative	820,350	843,434	258,712	270,702

Total operating expenses	889,209	895,358	279,078	288,313

Loss from operations	(574,898)	(658,758)	(192,571)	(192,932)

Other income (expenses)
Interest expense	(15,575)	(33,493)	(5,256)	(3,821)
Finance lease interest expense	(920)	-	(724)	-
Financial expense	(4,595)	(7,702)	(917)	(1,284)
Other income	3,376	151,219	341	15,000
Other expense	(737)	(4,896)	(107)	-

Other income (expenses), net	(18,451)	105,128	(6,663)	9,895

Loss before income tax	(593,348)	(553,630)	(199,233)	(183,037)

Income tax expense	3,200	3,300	-	-

Net loss	$(596,548)	$(556,930)	$(199,233)	$(183,037)

Basic and diluted weighted average shares outstanding	33,009,000	33,009,000	33,009,000	33,009,000

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(596,548)	$(556,930)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	37,668	26,002
Bad debts	-	380
Operating lease expense	165,558	171,935
Gain on disposal of fixed assets	-	(1,089)
PPP loans forgiveness	-	(127,740)
Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	(29,874)	14,908
Prepaid expenses	26,863	(34,725)
Advance to suppliers	-	4,733
Inventory	12,225	41,290
Accounts payable	10,746	7,749
Customer deposit	(28,283)	-
Accrued liabilities and other payables	8,404	(527,338)
Accrued interest	3,154	-
Taxes payable	(3,320)	(2,205)
Payment on lease liabilities	(180,551)	(168,523)

Net cash used in operating activities	(573,958)	(1,151,553)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	-	2,700
Purchase of fixed assets	(53,593)	(29,649)

Net cash used in investing activities	(53,593)	(26,949)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	13,801	(63,895)
Proceeds from government loans (SBA)	-	115,245
Payment of finance lease liability	(4,646)	(2,238)
Repayment of loan payables	(9,335)	-
Loan from shareholder	628,000	1,150,778

Net cash provided by financing activities	627,820	1,199,890

NET INCREASE IN CASH & EQUIVALENTS	269	21,388

CASH & EQUIVALENTS, BEGINNING OF PERIOD	303	5,325

CASH & EQUIVALENTS, END OF PERIOD	$572	$26,713

Supplemental Cash Flow Data:
Income tax paid	$3,200	$3,300
Interest paid	$4,716	$33,493

Supplemental disclosures of non-cash financing activities:
Fixed assets obtained in exchange for new financing lease liabilities	$60,091	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2022 AND 2021

(UNAUDITED)

	COMMON	COMMON	ADDITIONAL
	STOCK -SHARES	STOCK -AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2022	33,009,000	$3,301	$4,926,879	$(7,358,916)	$(2,428,736)

Net loss	-	-	-	(233,120)	(233,120)

Balance at March 31, 2022	33,009,000	3,301	4,926,879	(7,592,036)	(2,661,856)

Net loss	-	-	-	(164,193)	(164,193)

Balance at June 30, 2022	33,009,000	3,301	4,926,879	(7,756,229)	(2,826,049)

Net loss	-	-	-	(199,233)	(199,233)

Balance at September 30, 2022	33,009,000	$3,301	$4,926,879	$(7,955,462)	$(3,025,282)

Balance at January 1, 2021	33,009,000	$3,301	$4,926,879	$(6,711,352)	$(1,781,172)

Net loss	-	-	-	(210,355)	(210,355)

Balance at March 31, 2021	33,009,000	3,301	4,926,879	(6,921,707)	(1,991,527)

Net loss	-	-	-	(163,538)	(163,538)

Balance at June 30, 2021	33,009,000	3,301	4,926,879	(7,085,245)	(2,155,065)

Net loss	-	-	-	(183,037)	(183,037)

Balance at September 30, 2021	33,009,000	$3,301	$4,926,879	$(7,268,282)	$(2,338,102)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2022 (UNAUDITED) AND DECEMBER 31, 2021

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

The interim consolidated financial information as of September 30, 2022, and for the nine and three months periods ended September 30, 2022 and 2021 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2022, its consolidated results of operations for the nine and three months ended September 30, 2022 and 2021, and consolidated cash flows for the nine months ended September 30, 2022 and 2021, as applicable, were made. The results for the period ended September 30, 2022 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2022 or for any future period.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Going Concern

The Company incurred net losses of $596,548 and $556,930 for the nine months ended September 30, 2022 and 2021, respectively. The Company incurred net losses of $199,233 and $183,037 for the three months ended September 30, 2022 and 2021, respectively. The Company also had an accumulated deficit of $7,955,462 as of September 30, 2022. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of September 30, 2022 and December 31, 2021.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2022 and December 31, 2021, the bad debt allowance was $2,252 and $2,252, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2022 and December 31, 2021, there was no significant impairments of its long-lived assets.

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

At September 30, 2022 and December 31, 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2022 and 2021.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2022 and 2021, shipping and handling costs were $27,382 and $25,179, respectively. During the three months ended September 30, 2022 and 2021, shipping and handling costs were $7,629 and $7,848, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the nine months ended September 30, 2022 and 2021, advertising expense was $41,476 and $24,114, respectively.  During the three months ended September 30, 2022 and 2021, advertising expense was $12,736 and $8,990, respectively.

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

As of September 30, 2022 and December 31, 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the nine and three months ended September 30, 2022 and 2021.

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

For the nine months ended September 30, 2022, the company had two major customers accounted for 12% and 12%, respectively, of the Company’s total sales. During the nine months ended September 30, 2021, no customer accounted for more than 10% of the Company’s total sales.

For the three months ended September 30, 2022, no customer accounted for more than 10% of the Company’s total sales. During the three months ended September 30, 2021 one customer accounted for 10% of the Company’s total sales.

The Company had four major vendors accounted for 17%, 14%, 14% and 12%, respectively, of total purchases during the nine months ended September 30, 2022. The Company had three major vendors accounted for 27%, 23% and 15%, respectively, of total purchases during the nine months ended September 30, 2021.

The Company had two major vendors accounted for 65% and 13%, respectively, of total purchases during the three months ended September 30, 2022. The Company had three major vendors accounted 38%, 17% and 13%, respectively, of total purchases during the three months ended September 30, 2021.

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

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its CFS and related disclosures.

3. INVENTORY

Inventory consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)

Raw materials	$63,692	$49,706
Finished goods – health supplements	163,149	189,360
Less: inventory impairment allowance	(26,097)	(26,097)
Total	$200,744	$212,969

4. SECURITY DEPOSIT

As of September 30, 2022 and December 31, 2021, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)

Leaseholder improvements	$57,067	$57,067
Office furniture and equipment	400,714	287,029
Total	457,781	344,096
Less: accumulated depreciation	(200,679)	(163,187)
Net	$257,102	$180,909

Depreciation for the nine months ended September 30, 2022 and 2021 was $37,492 and $19,712, respectively.

Depreciation for the three months ended September 30, 2022 and 2021 was $15,232 and $7,764, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,417)	(38,241)
Net	$861	$1,037

Amortization of intangible assets was $176 and $6,290 for the nine months ended September 30, 2022 and 2021, respectively.

Amortization of intangible assets was $59 and $932 for the three months ended September 30, 2022 and 2021, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at September 30, 2022 is as follows: $235, $235, $235 and $156.

7. TAXES PAYABLE

Taxes payable at September 30, 2022 and December 31, 2021, was for sales tax and payroll tax payable of $9,180 and $12,428, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following September 30, 2022 and December 31, 2021:

	September 30, 2022	December 31, 2021
	(unaudited)

Accrued expenses	$3,852	$9,686
Credit card payable	53,378	39,190
Customer deposit	-	28,283

Total	$57,230	$77,109

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

As of September 30, 2022, the future minimum loan payments (including the PPP loan and EIDL loan) to be paid by year are as follows:

Year Ending	Amount
(unaudited)

September 30, 2023	$4,553
September 30, 2024	4,727
September 30, 2025	4,907
September 30, 2026	5,094
September 30, 2027	5,289
Thereafter	191,030
Total	$215,600

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At September 30, 2022 and December 31, 2021, the Company had loans from one major shareholder (also the Company’s senior officer) for $2,413,155 and $1,785,154, respectively. At September 30, 2022 and December 31, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At September, 2022 and December 31, 2021, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2018, 2019 and 2020.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.03 million and $4.22 million at September 30, 2022 and December 31, 2021, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.41 million as of September 30, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of September 30, 2022 and December 31, 2021 are as follows:

	September 30, 2022	December 31, 2021
	(unaudited)
Net deferred tax assets:
Bad debt expense	$1,978	$1,978
Inventory impairment	697	697
Operating lease charge	14,443	14,821
Depreciation and amortization	237	(2,561)
Expected income tax benefit from NOL carry-forwards	1,408,120	1,181,525
Less: valuation allowance	(1,425,475)	(1,196,460)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended September 30, 2022 and 2021 is as follows:

	2022	2021
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.44)%	(6.30)%
Change in valuation allowance	27.98%	26.71%
Effective income tax rate	0.54%	0.60%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended September 30, 2022 and 2021 is as follows:

	2022	2021
	(unaudited)	(unaudited)

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.64)%	(6.93)%
Change in valuation allowance	27.64%	27.93%
Effective income tax rate	0.00%	0.00%

The provision for income tax expense for the nine months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)

Income tax expense – current	$3,200	$3,300
Income tax benefit – current	-	-
Total income tax expense	$3,200	$3,300

The provision for income tax expense for the three months ended September 30, 2022 and 2021 consisted of the following:

	2022	2021
	(unaudited)	(unaudited)
Income tax expense – current	$-	$-
Income tax benefit – current	-	-
Total income tax expense	$-	$-

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Nine Months Ended September 30, 2022	Nine Months Ended September 30, 2021
	(unaudited)	(unaudited)
Operating lease cost	$159,844	$159,844
Weighted Average Remaining Lease Term - Operating leases including options to renew	6.01 years	7.01 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended September 30, 2022 (unaudited)	Three Months Ended September 30, 2021 (unaudited)
Operating lease cost	$53,281	$53,281

Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of September 30, 2022:

For the 12 months ending	Operating Leases

September 30, 2023	$207,407
September 30, 2024	225,757
September 30, 2025	225,757
September 30, 2026	225,757
September 30, 2027	225,757
Thereafter	225,757
Total undiscounted cash flows	1,336,192
Less: imputed interest	(186,286)
Present value of lease liabilities	$1,149,906

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

The components of lease costs, lease term and discount rate with respect of equipment lease with an initial term of more than 12 months are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
Operating lease cost	$5,714	$12,091
Weighted Average Remaining Lease Term - Operating leases	0.14 years	0.69 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended	Three Months Ended
	September 30, 2022	September 30, 2021
	(unaudited)	(unaudited)
Operating lease cost	$488	$4,047
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of lease liabilities as of September 30, 2022:

For the 12 months ending	Operating Leases
September 30, 2023	$323
Total undiscounted cash flows	323
Less: imputed interest	(2)
Present value of lease liabilities	$321

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

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

Nine Months Ended September 30, 2022
Finance lease cost
Amortization	$4,257
Interest on lease liabilities	920
Total finance lease cost	$5,177
Weighted Average Remaining Lease Term - Finance leases	4.23
Weighted Average Discount Rate – Finance leases	5%

Three Months Ended September 30, 2022
Finance lease cost
Amortization	$3,110
Interest on lease liabilities	724
Total finance lease cost	$3,834
Weighted Average Discount Rate – Finance leases	5%

The following is a schedule, by years, of maturities of finance lease liabilities as of September 30, 2022:

For the 12 months ending	Finance Leases

September 30, 2023	$14,947
September 30, 2024	15,337
September 30, 2025	13,995
September 30, 2026	9,967
September 30, 2027	7,475
Total undiscounted cash flows	61,721
Less: imputed interest	(6,277)
Present value of finance lease liabilities	$55,444

13. LOAN PAYABLES

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $3,796 and $1,185 during the nine and three months ended September 30, 2022.

The following is a schedule, by years, of maturities of loan payable as of September 30, 2022:

For the 12 months ending	Loan Payable

September 30, 2023	$15,492
September 30, 2024	13,913
September 30, 2025	9,974
September 30, 2026	9,143
Total undiscounted cash flows	48,522
Less: imputed interest	(8,125)
Present value of loan payables	$40,397

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

Related Party Transactions

Loans from Officer

At September 30, 2022 and December 31, 2021, the Company had loans from one major shareholder (also the Company’s senior officer) of $2,413,155 and $1,785,154, respectively. At September 30, 2022 and December 31, 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $596,548 and $556,930 for the nine months ended September 30, 2022 and 2021, respectively. The Company incurred net losses of $199,233 and $183,037 for the three months ended September 30, 2022 and 2021, respectively. The Company also had an accumulated deficit of $7,955,462 as of September30, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2022 and December 31, 2021, the bad debt allowance was $2,252 and $2,252, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2022 and 2021.

Results of operations

Comparison of the nine months ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$483,432	61.46%	$545,713	80.85%	$(62,281)	(11.41)%
Manufacture service revenue	303,170	38.54%	129,232	19.15%	173,938	134.59%
Total revenues	786,602	100.00%	674,945	100.00%	111,657	16.54%
Cost of goods sold	232,911	48.18%	280,062	61.32%	(47,151)	(16.84)%
Cost of manufacture service	239,380	78.96%	158,283	122.48%	81,097	51.24%
Total cost of revenues	472,291	60.04%	438,345	64.95%	33,946	7.74%
Gross profit	314,311	39.96%	236,600	35.05%	77,711	32.84%
Selling expenses	68,858	8.75%	51,544	7.64%	17,314	33.59%
Bad debts	-	-%	380	0.06%	(380)	(100.00)%
General and administrative expense	820,350	104.29%	843,434	124.96%	(23,084)	(2.74)%
Operating expenses	889,209	113.04%	895,358	132.66%	(6,149)	(0.69)%
Loss from operations	(574,898)	(73.09)%	(658,758)	(97.60)%	(83,860)	(12.73)%
Other income (expense), net	(18,451)	(2.35)%	105,128	15.58%	(123,579)	(117.55)%
Loss before income taxes	(593,348)	(75.43)%	(553,630)	(82.03)%	39,718	7.17%
Income tax expense	3,200	0.41%	3,300	0.49%	(100)	(3.03)%
Net loss	$(596,548)	(75.84)%	$(556,930)	(85.51)%	$39,618	7.11%

Revenues

Sales for the nine months ended September 30, 2022 and 2021 were $786,602 and $674,945, respectively, an increase of $111,657 or 16.54%. For the nine months ended September 30, 2022, we had sales of goods of $483,432 and manufacture service revenue of $303,170. For the nine months ended September 30, 2021, we had sales of goods of $545,713 and manufacture service revenue of $129,232. The decreased sales of goods was mainly due to certain big customers reducing their purchase orders in 2022,as a remediation, we started to provide OEM service since 4th quarter of 2021.

Cost of revenues

Cost of revenues for the nine months ended September 30, 2022 and 2021 was $472,291 and $438,345, respectively, an increase of $33,946 or 7.74%. The increase of cost of revenue in 2022 was due to increased revenue and increased cost of manufacturing service especially the labor increase. During the nine months ended September 30, 2022, we received quite a few big orders for the OEM, which required more manufacture labors to complete the orders.

Gross profit

The gross profit for the nine months ended September 30, 2022 and 2021 was $314,311 and $236,600, respectively, an increase of $77,711 or 32.84%. The profit margin was 39.96% for 2022 compared to 35.05% for 2021, the increase in profit margin was mainly due to increased profit margin from sale of goods, which was 48.01% for the nine months ended September 30, 2022 compared to 64.96% for the nine months ended September 31, 2021. We lost a few big customers due to strong competition and our pricing disadvantage, but the corresponding high cost was also decreased.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, product marketing, shipping expenses, and promotion expenses. Selling expense was $68,858 for the nine months ended September 30, 2022, compared to $51,544 for the nine months ended September 30, 2021, an increase of $17,314 or 33.59%, mainly resulting from increased show expense by $10,650, increased shipping expense by $2,200, and increased marketing expense by $8,100, which was partly offset by decreased advertising expenses by $3,640.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, audit, and legal expenses. General and administrative expenses were $820,350 for the nine months ended September 30, 2022, compared to $843,434 for the nine months ended September 30, 2021, a decrease of $23,084 or 2.74%, the decrease was mainly due to decreased consulting fee by $37,040, decreased legal service fee by 11,090, decreased office and other expense by $22,890, which was partly offset by increased salary expense by $47,940.

Other income (expense), net

Other expense was $18,451 for nine months ended September 30, 2022, compare to other income $105,128 for the nine months ended September 30, 2021. For the nine months ended September 30, 2022, other expenses mainly consisted of interest expense of $16,495, financial expense of $4,595 and net other income of $2,639. For the nine months ended September 30, 2021, other income mainly consisted of other income including PPP loan forgiveness of $151,219, which was partly offset by interest expense of $33,493, financial expense of $7,702, and other expense of $4,896.

Net loss

We had a net loss of $596,548 for the nine months ended September 30, 2022, compared to $556,930 for the nine months ended September 30, 2021, an increase of $39,618 or 7.11%. The increase in net loss was mainly due to decreased other income (net) by $123,579, partly offset by increased gross profit by $77,711 as describe above.

Comparison of three months ended September 30, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$163,342	85.05%	$174,992	77.09%	$(11,650)	(6.66)%
Manufacture service revenue	28,710	14.95%	51,998	22.91%	(23,288)	(44.79)%
Total revenues	192,052	100.00%	226,990	100.00%	(34,938)	(15.39)%
Cost of goods sold	62,539	38.29%	82,747	47.29%	(20,208)	(24.42)%
Cost of manufacture service	43,006	149.79%	48,862	93.97%	(5,856)	(11.98)%
Total cost of revenues	105,545	54.96%	131,609	57.98%	(26,064)	(19.80)%
Gross profit	86,507	45.04%	95,381	42.02%	(8,874)	(9.30)%
Selling expenses	20,365	10.60%	17,611	7.76%	2,754	15.64%
Bad debts	-	-%	-	-%	-	-%
General and administrative expenses	258,712	134.71%	270,702	119.26%	(11,990)	(4.43)%
Operating expenses	279,078	145.31%	288,313	127.02%	(9,235)	(3.20)%
Loss from operations	(192,571)	(100.27)%	(192,932)	(85.00)%	(361)	(0.19)%
Other income (expense), net	(6,663)	(3.47)%	9,895	4.36%	(16,558)	(167.33)%
Loss before income taxes	(199,233)	(103.74)%	(183,037)	(80.64)%	16,196	8.85%
Income tax expense	-	%	-	-%	-	%
Net loss	$(199,233)	(103.74)%	$(183,037)	(80.64)%	$16,196	8.85%

Revenues

Sales for the three months ended September 30, 2022 and 2021 were $192,052 and $226,990 respectively, a decrease of $34,938 or 15.39%. The decrease was primarily due to decreased purchase orders from some of BEH’s existing customers due to strong competition and our pricing disadvantage.

Cost of revenues

Costs of revenues for the three months ended September 30, 2022 and 2021 was $105,545 and $131,609, respectively, a decrease of $26,064 or 19.8%. The decrease of cost of revenues during the three months ended September 30, 2022 was due to decreased cost of goods sold resulting from decreased sales and inventory purchase from overseas which also reduced our customs duty and freight cost.

Gross profit

The gross profit for the three months ended September 30, 2022 and 2021 was $86,507 and $95,381, respectively, a decrease of $8,874 or 9.30%. The blended profit margin was 45.04% and 42.02% for the three months ended September 30, 2022 and 2021, respectively. The increased profit margin was due to increased profit margin from sale of goods, which was 36.48% for the three months ended September 30, 2022 compared to 57.98% for the three months ended September 31, 2021.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $20,365 for the three months ended September 30, 2022, compared to $17,611 for the three months ended September 30, 2021, an increase of $2,754 or 15.64%, mainly resulting from increased show expense by $7,500, and increased marketing expense by $860, which was partly offset by decreased advertising expenses by $5,390 and decreased shipping expense by $220.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $258,712 for the three months ended September 30, 2022, compared to $270,702 for the three months ended September 30, 2021, a decrease of $11,990 or 4.43%, the decrease was mainly due to decreased consulting fee by $12,150, decreased other expense by $18,220, which was partly offset by increased office CAM fee by 7,170, increased salary expense by 10,130, and increased accounting fee by $1,200.

Other income (expenses), net

Other expenses was $6,663 for the three months ended September 30, 2022, compared to other income $9,895 for the three months ended September 30, 2021. For the three months ended September 30, 2022, other expenses (net) mainly consisted of interest expense of $5,256, financial expense of $917 and net other income of $341. For the three months ended September 30, 2021, other income (net) mainly consisted of other income including PPP loan forgiveness by $15,000, which was partly offset by interest expense of $3,821, and financial expense of $1,284.

Net loss

We had a net loss of $199,233 for the three months ended September 30, 2022, compared to $183,037 for the three months ended September 30, 2021, an increase of $16,196 or 8.85%. The slight increase in net loss was mainly due to decreased other income by $15,000, as describe above.

Liquidity and Capital Resources

As of September 30, 2022, we had cash and equivalents of $572, bank overdraft of 32,833, other current assets of $252,449, other current liabilities (excluding bank overdraft) of $3,359,561, working capital deficit of $3,139,373, a current ratio of 0.07:1. As of December 31, 2021, we had cash and equivalents of $303, bank overdraft of $19,032, other current assets of $261,659, other current liabilities (excluding bank overdraft) of $2,736,932, working capital deficit of $2,494,002, a current ratio of 0.10:1. The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2022, and 2021, respectively.

	2022	2021
Net cash used in operating activities	$(573,958)	$(1,151,553)
Net cash used in investing activities	$(53,593)	$(26,949)
Net cash provided by financing activities	$627,820	$1,199,890

Net cash used in operating activities

Net cash used in operating activities was $573,958 for the nine months ended September 30, 2022, compared to $1,151,553 in 2021. The decrease of cash outflow of $577,595 from operating activities for the nine months ended September 30, 2022 was principally due to decreased cash outflow on prepaid expenses by $61,588, and decreased cash outflow on accrued liability and other payable by $535,742, partly offset by cash outflow on customer deposit by $28,283.

Net cash used in investing activities

Net cash used in investing activities was $53,593 for the nine months ended September 30, 2022, compared to $26,949 in 2021. For the nine months ended September 30, 2022, we purchased fixed assets of $53,593. For the nine months ended September 30, 2021, we purchased fixed assets of $29,649 and sold fixed assets for $2,700.

Net cash provided by financing activities

Net cash provided by financing activities was $627,820 for the nine months ended September 30, 2022, compared to $1,199,890 in 2021. The net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds of $628,000 from loans from one major shareholder (also the senior officer) and increase in bank overdraft of $13,801, but partly offset by repayment of loan payable of $9,335 and payment of finance lease liability of $4,646. The net cash provided by financing activities in the nine months ended September 30, 2021 consisted of proceeds from government loans of $115,245 due to the Covid-19, and loan from a major shareholder (also the senior officer) of $1,150,778, but partly offset by decrease in bank overdraft of $63,895, and repayment of loan payable of $2,238.

Our current liabilities exceed current assets at September 30, 2022, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty to meet upcoming cash requirements. As of September 30, 2022, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of September 30, 2022, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of September 30, 2022 are as follows:

	1 year or	More than	See Note
Contractual Obligation	less	1 year	(for details)
Operating lease liabilities	$153,311	$996,917	12
Finance lease liabilities	12,447	42,998	12
Loan payables	11,609	28,788	13
SBA loan payables including accrued interest of $16,209	20,742	211,067	9
Total	$198,108	$1,279,769

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

On September 30, 2022, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2022, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on September 30, 2022 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on September 30, 2022 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBLR Instance Document
101.SCH	Inline XBLR Taxonomy Extension Schema Document
101.CAL	Inline XBLR Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBLR Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBLR Taxonomy Extension Label Linkbase Document
101.PRE	Inline EBLR Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBLR and Contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer, Chief Financial Officer
Date: November 14, 2022