Form 10-K
period 2022-12-31
Bio Essence Corp
filed 2023-03-30
CIK 1723059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

The aggregate market value of the common stock held by non-affiliates of the issuer (based on a valuation of $0.50 per share) was $1,272,000 as of December 31, 2022.

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

The Company was incorporated in the State of California on January 1, 2000. On January 27, 2016, the Company entered into a change of control whereby our controlling shareholder, Jian Yang, purchased a controlling interest in the Company. On that same date, Jian Yang entered into a stock purchase agreement with Fusion Diet Systems, Inc. a Utah corporation dba, Fusion Naturals (“Fusion Naturals”). Fusion Naturals was originally incorporated in Utah on April 20, 2010. On January 9, 2017, the Company created a new corporation in the State of California called Bio Essence Pharmaceutical, Inc. to serve as a health supplements manufacturer (“BEP”). Then, on January 12, 2017, the Company created its third subsidiary, Bio Essence Herbal Essentials Inc. (“BEH”). The Company serves as a holding corporation for these subsidiaries. On November 13, 2021, the Company dissolved Fusion Naturals and formed a new wholly owned subsidiary, McBE Pharma, Inc. (“McBE”).

The primary focus of BEH is producing products for BEE and McBE, along with providing original equipment manufacturing and private label services to other companies. BEE targets and develops traditional Chinese medicines (“TCM”) in the form of single herbs, granules, pills, and tablets. It also offers special formulated dietary supplements and medical food. The Company intends to develop this subsidiary into one that is engaged in integrated health and to provide its customers to interact with dietitians, nutraceutical practitioners, and traditional integrative wellness doctors worldwide. McBE is in the process of implementing a new business plan that focuses on developing pharmaceuticals, supplements, and other similar products.

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

As an emerging growth company, we are exempt from Section 404(b) of Sarbanes Oxley. Section 404(a) requires Issuers to publish information in their annual reports concerning the scope and adequacy of the internal control structure and procedures for financial reporting. This statement shall also assess the effectiveness of such internal controls and procedures. Section 404(b) requires that the registered accounting firm shall, in the same report, attest to and report on the assessment on the effectiveness of the internal control structure and procedures for financial reporting.

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

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

The Company maintains an office at 8 Studebaker Drive in Irvine, CA 92618. This location serves as the Company’s main headquarters and as part of its production facilities. The production facility is approximately 15000 sq. ft and has the capacity to manage all of the Company’s operations. The Company estimates that 75% of its manufacturing is contracted out through third-party manufacturers, while the remaining is done in-house in its production facility and primarily consists of small batches. The Company recently relocated to this facility after its former production facility was compromised by the Company’s former landlord—specifically, the landlord permitted other business to sublease the property, and those businesses posed a risk to the Company’s ability to maintain a sterile environment.

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

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 100,000,000 shares of authorized common stock (CUSIP# 09090C105), of which, as of the end of our 2022 fiscal year, had 33,009,000 issued and outstanding. The Company’s stock trades on the OTC Markets, under the symbol BIOE.

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

Related Party Transactions

Loans from Officer

At December 31, 2022 and 2021, the Company had loans from one major shareholder (also the Company’s senior officer) of $2,543,155 and $1,785,154, respectively. At December 31, 2022 and 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $809,679 and $647,564 for the years ended December 31, 2022 and 2021, respectively. The Company also had an accumulated deficit of $8,168,595 as of December 31, 2022. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2022 and 2021, the bad debt allowance was $2,252 and $2,252, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2022 and 2021.

Results of operations

Comparison of the years ended December 31, 2022 and 2021

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2022	% of Sales	2021	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$621,590	63.06%	$774,066	87.17%	$(152,476)	(19.70)%
Manufacture service revenue	364,167	36.94%	113,918	12.83%	250,249	219.67%
Total revenues	985,757	100.00%	887,984	100.00%	97,773	11.01%
Cost of goods sold	289,867	29.41%	497,905	56.07%	(208,038)	(41.78)%
Cost of manufacture service	310,941	31.54%	91,755	10.33%	219,186	238.88%
Total cost of revenues	600,808	60.95%	589,660	66.40%	11,148	1.89%
Gross profit	384,949	39.05%	298,324	33.60%	86,625	29.04%
Selling expenses	87,775	8.90%	70,193	7.90%	17,582	25.05%
Bad debts	-	-%	8,615	0.97%	(8,615)	(100.00)%
General and administrative expense	1,079,978	109.56%	1,077,043	121.29%	2,935	0.27%
Operating expenses	1,167,753	118.46%	1,155,851	149.32%	11,902	1.03%
Loss from operations	(782,804)	(79.41)%	(857,527)	(110.78)%	74,723	(8.71)%
Other income (expense), net	(23,575)	(2.39)%	213,263	24.02%	(236,838)	(111.05)%
Loss before income taxes	(806,379)	(81.80)%	(644,264)	(72.55)%	(162,115)	25.16%
Income tax expense	3,300	0.33%	3,300	0.37%	-	-%
Net loss	$(809,679)	(82.14)%	$(647,564)	(72,93)%	$(162,115)	25.03%

Revenues

Sales for the years ended December 31, 2022 and 2021 were $985,757 and $887,984, respectively, an increase of $97,773 or 11.01%. For the years ended December 31, 2022, we had sales of goods of $621,590 and manufacture service revenue of $364,167. For the years ended December 31, 2021, we had sales of goods of $774,066 and manufacture service revenue of $113,918. The decreased sales of goods was mainly due to certain big customers reducing their purchase orders in 2022, as a remediation, we started to provide OEM service since 4th quarter of 2021, which increased significantly in 2022 as a result of our effort to promote our manufacture service.

Cost of revenues

Cost of revenues for the years ended December 31, 2022 and 2021 was $600,808 and $589,660, respectively, an increase of $11,148 or 1.89%. The increase of cost of revenue in 2022 was primarily attributed to the increased cost of manufacturing service. During the years ended December 31, 2022, we received quite a few big orders for the OEM, which required additional labor and manufacture equipment to complete the orders.

Gross profit

The gross profit for the years ended December 31, 2022 and 2021 was $384,949 and $298,324, respectively, an increase of $86,625 or 29.04%. The profit margin was 39.05% for 2022 compared to 33.60% for 2021, the increase in profit margin was mainly due to increased profit margin from sale of goods, which was 53.37% for the year ended December 31, 2022 compared to 35.68% for the year ended December 31, 2021. We lost a few big customers due to strong competition and our pricing disadvantage, however the corresponding high cost was also decreased.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, product marketing, shipping expenses, and promotion expenses. Selling expense was $87,775 for the year ended December 31, 2022, compared to $70,193 for the year ended December 31, 2021, an increase of $17,582 or 25.05%, mainly resulting from increased trade show expense by $11,740, increased advertising expense by $4,140, and increased marketing expense by $3,410, which was partly offset by decreased shipping expenses by $1,720.

Bad debt expense was $0 for the year ended December 31, 2022, compared to $8,615 for the year ended December 31, 2021, an decrease of $8,615 or 100%, primarily attributed to written off FDS’s receivables in 2021, as FDS was dissolved.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, audit, and legal expenses. General and administrative expenses were $1,079,978 for the year ended December 31, 2022, compared to $1,077,043 for the year ended December 31, 2021, a slight increase of $2,935 or 0.27%. The increase was mainly due to increased salary expenses by $32,801, increased rental expense by $7,820; offset by decreased consultant fees of $33,717.

Other income (expense), net

Other expense was $23,575 for the year ended December 31, 2022, compare to other income $213,263 for the year ended December 31, 2021. For the year ended December 31, 2022, other expenses mainly consisted of interest expense of $23,042, financial expense of $5,332, and net other income of $4,799. For the year ended December 31, 2021, other income mainly consists of PPP Loan forgiveness of $242,985, which was partly offset by interest expense of $38,558 and financial expense of $9,699.

Net loss

We had a net loss of $809,679 for the year ended December 31, 2022, compared to $647,564 for the year ended December 31, 2021, an increase of $162,115 or 25.03% reflected the above-mentioned factors combined.

Liquidity and Capital Resources

As of December 31, 2022, we had cash and equivalents of $6,262, bank overdraft of 53,651, other current assets of $197,569, other current liabilities (excluding bank overdraft) of $3,504,179, working capital deficit of $3,353,999, a current ratio of 0.06:1. As of December 31, 2021, we had cash and equivalents of $303, bank overdraft of $19,032, other current assets of $261,659, other current liabilities (excluding bank overdraft) of $2,736,932, working capital deficit of $2,494,002, a current ratio of 0.10:1. The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2022, and 2021, respectively.

	2022	2021
Net cash used in operating activities	$(706,824)	$(1,294,118)
Net cash used in investing activities	$(59,120)	$(116,796)
Net cash provided by financing activities	$771,903	$1,405,892

Net cash used in operating activities

Net cash used in operating activities was $706,824 for the year ended December 31, 2022, compared to $1,294,118 in 2021. The decrease of cash outflow of $587,294 from operating activities for the year ended December 31, 2022 was principally due to decreased cash outflow on prepaid expenses by $52,661, and decreased cash outflow on accrued liability and other payable by $503,307.

Net cash used in investing activities

Net cash used in investing activities was $59,120 for the year ended December 31, 2022, compared to $116,796 in 2021. For the year ended December 31, 2022, we purchased fixed assets of $59,120. For the year ended December 31, 2021, we purchased fixed assets of $119,496 and sold fixed assets for $2,700.

Net cash provided by financing activities

Net cash provided by financing activities was $771,903 for the year ended December 31, 2022, compared to $1,405,892 in 2021. The net cash provided by financing activities for the year ended December 31, 2022 consisted of proceeds of $758,000 from loans from one major shareholder (also the senior officer) and increase in bank overdraft of $34,619, partly offset by repayment of loan payable of $12,218, repayment of government loan of $698, and payment of finance lease liability of $7,800. The net cash provided by financing activities in 2021 consisted of proceeds of $1,285,777 from loans from two major shareholders (one of which is the Company’s senior officer), proceeds of $53,767 from loans payable, and proceeds of $115,245 from government loans, partly offset by decrease in bank overdraft of $44,863 and repayment of loan payable of 4,034.

Our current liabilities exceed current assets at December 31, 2022, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty to meet upcoming cash requirements. As of December 31, 2022, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of December 31, 2022, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

CONTRACTUAL OBLIGATIONS

The Company’s contractual obligations as of December 31, 2022 are as follows:

	1 year or	More than
Contractual Obligation	less	1 year	Total
Operating lease liabilities	$156,560	$952,756	$1,109,316
Finance lease liabilities	12,603	39,687	52,290
Loan payables	11,954	25,561	37,515
SBA loan payables including accrued interest of $16,867	4,596	210,306	214,902
Total	$185,713	$1,228,310	$1,414,023

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

On December 31, 2022, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and BOD regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2022, our internal controls over financial reporting were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding internal control over financial reporting and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2022, as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information.

Not applicable.

Item 9C. Disclosure Regarding Foreign that Jurisdiction that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Pursuant to Item 401 of Regulation S-K, the names and ages of the directors and executive officers and directors of the Company, and their positions with the Company, are detailed in the table below.

Name	Age	Position	Familial Relationships
Yin Yan	47	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	None
Dr. Sia Fooladian	42	Director	None
Sharon Mair	50	Director	None
Simon Shavanson	52	Director	None
Yang Yang Huang	40	Director	None
Tuan Tran	49	Vice President of Operations	None

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

Sharon Mair, Director

Sharon Mair is a seasoned Medical and Pharmaceutical Senior Manager. Sharon has worked in various positions including Sales, Business Development, Marketing, Reimbursement and Operations. Sharon has over 18 years’ experience in the Pharmaceutical supportive care space and was a part of the successful launch of several blockbuster products as well as a patient support division. She is currently employed by Otsuka Pharmaceutical Companies as a Senior Manager Field Operations where she has been working for 9 years.

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

For the past 9 years, Mr. Shavanson has been working as a managing director and chief relationship officer for NuVu Group, managing and helping brands in retail placement, distribution and marketing. The Company believes Mr. Shavansan’s vast experience will assist the Company in numerous ways, including sales and research and development matters.

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

Code of Ethics

We do not currently have a code of ethics. The company is in the early stages of development and its chief executive officer, Ms. Yan, has not yet developed a code of ethics. The Company intends on developing one as the Company’s business expands.

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Yin Yan (PEO)	2022	$-	$-	$-	$-	$-	$-	$-	$-
Tuan Tran	2022	$100,000	$-	$-	$-	$-	$-	$-	$100,000
Yuling Huang	2022	$52,000	$-	$-	$-	$-	$-	$-	$52,000

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
-	-	-	-	-	-	-	-	-	-

The Company does not have any outstanding equity awards for its employees.

Director Compensation

The following table provides information regarding the compensation of our named directors for the fiscal year ending on December 31, 2022.

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Yin Yan (Chief Executive Officer, Chief Financial Officer, and Director)	$—	$—	$—	$—	$—	$—	$—	$—
Yang Yang Huang (Director)	$—	$—	$—	$—	$—	$—	$—	$—
Dr. Sia Fooladian, MD*	$—	$—	$—	$—	$—	$—	$—	$—
Sharon Mair*	$—	$—	$—	$—	$—	$—	$—	$—
Simon Shavanson*	$—	$—	$—	$—	$—	$—	$—	$—

The Company’s directors serve in unpaid positions and do not receive an annual salary, bonus, or other compensation for their role as board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2022. There are no pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

Item 14. Principal Accounting Fees and Services.

Keith K. Zhen, CPA is the Company’s independent registered public accounting firm. Below are aggregate fees billed by Keith K. Zhen, CPA for professional services rendered for the year ended December 31, 2022.

Audit Fees

The fees for the audit services billed and to be billed by Keith K. Zhen, CPA for the year ended December 31, 2022 amounted to $17,000.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Keith K. Zhen, CPA for professional services for tax compliance, tax advice, and tax planning for 2022.

All Other Fees

There were no fees billed by Keith K. Zhen, CPA for other products and services for 2022.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

Item 15. Exhibits, Financial Statement Schedules.

(a)	Exhibits:

Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
3.1	Certificate of Incorporation		S-1		3.1	7/26/19
3.2	By-Laws		S-1		3.2	7/26/19
3.3	Certificate of Amendment		S-1		3.3	7/26/19
4.1	Specimen Stock Certificate		S-1		4.1	7/26/19
4.2	Description of Securities	X
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification pursuant to 18 U.S.C. section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification pursuant to Securities Exchange Act Rule 13a-14(a)/15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

101.INS	Inline XBRL Instance Document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Dated: March 30, 2023

	By:	/s/ Yin Yan
Yin Yan, Chief Executive Officer
(Principal Executive and Financial Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Yin Yan	Chief Executive Officer	March 30, 2023
Yin Yan	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) Chief Accounting Officer (Controller or Principal Accounting Officer), and Director

/s/ Sia Fooladian	Director	March 30, 2023
Dr. Sia Fooladian

/s/ Sharon Mair	Director	March 30, 2023
Sharon Mair

/s/ Simon Shavanson	Director	March 30, 2023
Simon Shavanson

/s/ Yang Yang Huang	Director	March 30, 2023
Yang Yang Huang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bio Essence Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio Essence Corp. and subsidiaries (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Keith K Zhen CPA
Keith K Zhen CPA

PCAOB ID 6673

We have served as the Company’s auditor since 2021

Brooklyn, NY

March 30, 2023

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,
	2022	2021
ASSETS

CURRENT ASSETS
Cash and equivalents	$6,262	$303
Accounts receivable, net	5,599	16,820
Prepaid expenses	8,820	31,870
Advance to suppliers	1,987	-
Inventory, net (Note 3)	181,163	212,969

Total current assets	203,831	261,962

NONCURRENT ASSETS
Security deposit (Note 4)	41,841	41,841
Right-of-use assets, net	1,054,872	1,213,472
Property and equipment, net (Note 5)	246,379	180,909
Intangible assets, net (Note 6)	802	1,037

Total non-current assets	1,343,894	1,437,259

TOTAL ASSETS	$1,547,725	$1,699,221

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$53,651	$19,032
Accounts payable	49,776	62,583
Taxes payable (Note 7)	8,392	12,428
Accrued liabilities and other payables (Note 8)	91,645	77,109
Accrued interest on government loans	16,867	13,054
Operating lease liabilities (Note 12)	156,560	161,732
Finance lease liabilities (Note 12)	12,603	-
Loan payables (Note 13)	11,954	11,814
Government loans payable - current portion (Note 9)	4,596	4,427
Loan from shareholder (Note 10)	3,151,786	2,393,785

Total current liabilities	3,557,830	2,755,964

NONCURRENT LIABILITIES
Operating lease liabilities (Note 12)	952,756	1,122,902
Finance lease liabilities (Note 12)	39,687	-
Loan payables (Note 13)	25,561	37,918
Government loans payable (Note 9)	210,306	211,173

Total non-current liabilities	1,228,310	1,371,993

TOTAL LIABILITIES	4,786,140	4,127,957

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of December 31, 2022 and 2021	3,301	3,301
Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(8,168,595)	(7,358,916)

TOTAL STOCKHOLDERS’ DEFICIT	(3,238,415)	(2,428,736)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,547,725	$1,699,221

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEARS ENDED DECEMBER 31,
	2022	2021

Revenues
Sales of goods	$621,590	$774,066
Manufacture service revenue	364,167	113,918
Total revenues	985,757	887,984

Cost of revenues
Cost of goods sold	289,867	497,905
Cost of manufacture service	310,941	91,755
Total cost of revenues	600,808	589,660

Gross profit	384,949	298,324

Operating expenses
Selling	87,775	70,193
Bad debts	-	8,615
General and administrative	1,079,978	1,077,043

Total operating expenses	1,167,753	1,155,851

Loss from operations	(782,804)	(857,527)

Other income (expenses)
Interest expense	(23,042)	(38,558)
Financial expense	(5,332)	(9,699)
Other income	5,536	266,464
Other expense	(737)	(4,944)

Other income (expenses), net	(23,575)	213,263

Loss before income tax	(806,379)	(644,264)

Income tax expense	3,300	3,300

Net loss	$(809,679)	$(647,564)

Basic and diluted weighted average shares outstanding	33,009,000	33,009,000

Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEARS ENDED DECEMBER 31,
	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(809,679)	$(647,564)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,977	35,802
Bad debts	-	8,615
Operating lease expense	219,119	229,245
Gain on disposal of fixed assets	-	(1,089)
PPP loans forgiveness	-	(242,985)
Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	11,222	19,641
Prepaid expenses	23,050	(29,611)
Advance to suppliers	(1,987)	4,733
Inventory	31,806	59,263
Accounts payable	(12,807)	12,202
Customer deposit	17,330	-
Accrued liabilities and other payables	(2,794)	(506,101)
Accrued interest	3,812	-
Taxes payable	(4,036)	(10,539)
Payment on lease liabilities	(235,837)	(225,730)

Net cash used in operating activities	(706,824)	(1,294,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sales of fixed assets	-	2,700
Purchase of fixed assets	(59,120)	(119,496)

Net cash used in investing activities	(59,120)	(116,796)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	34,619	(44,863)
Proceeds from government loans (SBA)	-	115,245
Proceeds from loans	-	53,767
Repayment of finance lease liabilities	(7,800)	-
Repayment of government loans	(698)	-
Repayment of loan payables	(12,218)	(4,034)
Loan from shareholder	758,000	1,285,777

Net cash provided by financing activities	771,903	1,405,892

NET INCREASE (DECREASE) IN CASH & EQUIVALENTS	5,959	(5,022)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	303	5,325

CASH & EQUIVALENTS, END OF PERIOD	$6,262	$303

Supplemental Cash Flow Data:
Income tax paid	$3,300	$3,300
Interest paid	$10,435	$38,558

Supplemental disclosures of non-cash financing activities:
Fixed assets obtained in exchange for new finance lease liabilities	$60,091	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEARS ENDED DECEMBER 31, 2022 AND 2021

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2021	33,009,000	$3,301	$4,926,879	$(6,711,352)	$(1,781,172)

Net loss	-	-	-	(647,564)	(647,564)

Balance at December 31, 2021	33,009,000	3,301	4,926,879	(7,358,916)	(2,428,736)

Net loss	-	-	-	(809,679)	(809,679)

Balance at December 31, 2022	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2022 AND 2021

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

Going Concern

The Company incurred net losses of $809,679 and $647,564 for the years ended December 31, 2022 and 2021, respectively. The Company also had an accumulated deficit of $8,168,595 as of December 31, 2022. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of December 31, 2022 and 2021.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2022 and 2021, the bad debt allowance was $2,252 and $2,252, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2022 and 2021, there was no significant impairments of its long-lived assets.

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

At December 31, 2022 and 2021, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2022 and 2021.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2022 and 2021, shipping and handling costs were $34,980 and $36,706, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the years ended December 31, 2022 and 2021, advertising expense was $25,874 and $21,727, respectively.

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

As of December 31, 2022 and 2021, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the years ended December 31, 2022 and 2021.

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

For the years ended December 31, 2022, the company had two major customers accounted for 10% and 10%, respectively, of the Company’s total sales. For the years ended December 31, 2021, no customer accounted for more than 10% of the Company’s total sales.

The Company had four major vendors accounted for 17%, 15%, 12% and 12%, respectively, of total purchases during the years ended December 31, 2022. The Company had three major vendors accounted for 33%, 17% and 17%, respectively, of total purchases during the year ended December 31, 2021.

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

3. INVENTORY

Inventory consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Raw materials	$60,705	$49,706
Finished goods – health supplements	146,576	189,360
Less: inventory impairment allowance	(26,118)	(26,097)
Total	$181,163	$212,969

4. SECURITY DEPOSIT

As of December 31, 2022 and 2021, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Leaseholder improvements	$57,067	$57,067
Office furniture and equipment	406,241	287,029
Total	463,308	344,096
Less: accumulated depreciation	(216,929)	(163,187)
Net	$246,379	$180,909

Depreciation for the years ended December 31, 2022 and 2021 was $53,742 and $29,453, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,476)	(38,241)
Net	$802	$1,037

Amortization of intangible assets was $235 and $6,349 for the years ended December 31, 2022 and 2021, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at December 31, 2022 is as follows: $235, $235, $235 and $98.

7. TAXES PAYABLE

Taxes payable at December 31, 2022 and 2021, was for sales tax and payroll tax payable of $8,392 and $12,428, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following December 31, 2022 and 2021:

	December 31, 2022	December 31, 2021

Accrued expenses	$6,756	$9,686
Credit card payable	39,277	39,190
Customer deposit	45,612	28,283

Total	$91,645	$77,109

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

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. On March 4, 2022, The FDS transferred its EIDL loan to BEC due to the dissolution of FDS. The SBA extended the deferment period to allow small businesses and not-for-profits that received EIDL funds do not have to begin payments on the loan until 30 months after the date of the note. Accordingly, the company began to make installment payments in the fourth quarter 2022.

As of December 31, 2022, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending	Amount

December 31, 2023	$4,596
December 31, 2024	4,771
December 31, 2025	4,953
December 31, 2026	5,142
December 31, 2027	5,339
Thereafter	190,101
Total	$214,902

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At December 31, 2022 and 2021, the Company had loans from one major shareholder (also the Company’s senior officer) for $2,543,155 and $1,785,154, respectively. At December, 2022 and 2021, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At December, 2022 and 2021, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2019, 2020 and 2021.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.25 million and $5.70 million at December 31, 2022 and 2021, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.48 million as of December 31, 2022, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021

Net deferred tax assets:
Bad debt expense	$1,978	$1,978
Inventory impairment	697	697
Operating lease charge	14,020	14,821
Depreciation and amortization	237	(2,561)
Expected income tax benefit from NOL carry-forwards	1,467,801	1,181,525
Less: valuation allowance	(1,484,733)	(1,196,460)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the years ended December 31, 2022 and 2021 is as follows:

	2022	2021

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.58)%	(6.44)%
Change in valuation allowance	27.98%	26.93%
Effective income tax rate	0.40%	0.51%

The provision for income tax expense for the years ended December 31, 2022 and 2021 consisted of the following:

	2022	2021

Income tax expense – current	$3,300	$3,300
Income tax benefit – current	-	-
Total income tax expense	$3,300	$3,300

12. LEASES

Operating Leases

Warehouse and office lease

Effective October 1, 2018, the Company entered a 62.5 month lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $41,841. The monthly rent is approximately $16,200 with a 3% increase each year. The lease provided an option to extend at lease maturity for another five-years, with six months prior written notice of lessee’s intention to extend the lease. The Company’s CEO is the guarantor of this lease. Lessor will have the right to proceed against guarantor following any breach or default by lessee without first proceeding against lessee and without previous notice to or demand upon either lessee or guarantor.

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Operating lease cost	$213,124	$213,124
Weighted Average Remaining Lease Term - Operating leases including options to renew	5.76 years	6.76 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of December 31, 2022:

For the 12 months ending	Operating Leases

December 31, 2023	$204,204
December 31, 2024	225,757
December 31, 2025	225,757
December 31, 2026	225,757
December 31, 2027	225,757
Thereafter	169,316
Total undiscounted cash flows	1,276,548
Less: imputed interest	(167,232)
Present value of lease liabilities	$1,109,316

Equipment leases

In 2017, the Company entered two leases for two copiers with terms of 60 and 63 months respectively, and monthly payments of $162 and $213, respectively. The Company also entered two leases for two forklifts with a term of 60 months for each, and the monthly payment was $292 and $669, respectively. All these equipment lease expired in 2022.

The components of lease costs, lease term and discount rate with respect of these equipment leases are as follows:

	Year Ended December 31, 2022	Year Ended December 31, 2021

Operating lease cost	$5,994	$16,212
Weighted Average Remaining Lease Term - Operating leases	0.00 years	0.44 years
Weighted Average Discount Rate - Operating leases	5%	5%

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

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

Year Ended December 31, 2022
Finance lease cost
Amortization	$7,406
Interest on lease liabilities	1,605
Total finance lease cost	$9,011
Weighted Average Remaining Lease Term - Finance leases	4.00
Weighted Average Discount Rate – Finance leases	5%

The following is a schedule, by years, of maturities of finance lease liabilities as of December 31, 2022:

For the 12 months ending	Finance Leases

December 31, 2023	$14,890
December 31, 2024	15,337
December 31, 2025	12,652
December 31, 2026	9,967
December 31, 2027	4,984
Total undiscounted cash flows	57,830
Less: imputed interest	(5,540)
Present value of finance lease liabilities	$52,290

13. LOAN PAYABLES

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $4,899 and $1,905 during the years ended December 31, 2022 and 2021, respectively.

The following is a schedule, by years, of maturities of loan payable as of December 31, 2022:

For the 12 months ending	Loan Payable

December 31, 2023	$15,389
December 31, 2024	12,436
December 31, 2025	9,974
December 31, 2026	6,650
Total undiscounted cash flows	44,449
Less: imputed interest	(6,934)
Present value of loan payables	$37,515

14. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.