Form 10-Q
period 2023-03-31
Bio Essence Corp
filed 2023-05-12
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF	AS OF
	MARCH 31, 2023	DECEMBER 31, 2022
ASSETS	(UNAUDITED)

CURRENT ASSETS
Cash and equivalents	$127	$6,262
Accounts receivable, net	10,700	5,599
Prepaid expenses	8,630	8,820
Advance to suppliers	61,573	1,987
Inventory, net (Note 3)	172,745	181,163

Total current assets	253,775	203,831

NONCURRENT ASSETS
Security deposit (Note 4)	41,841	41,841
Right-of-use assets, net	1,015,457	1,054,872
Property and equipment, net (Note 5)	230,036	246,379
Intangible assets, net (Note 6)	744	802

Total non-current assets	1,288,078	1,343,894

TOTAL ASSETS	$1,541,853	$1,547,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$70,860	$53,651
Accounts payable	58,334	49,776
Taxes payable (Note 7)	12,899	8,392
Accrued liabilities and other payables (Note 8)	67,118	91,645
Accrued interest on government loans	16,805	16,867
Operating lease liabilities (Note 12)	160,176	156,560
Finance lease liabilities (Note 12)	12,761	12,603
Loan payables (Note 13)	12,311	11,954
Government loans payable - current portion (Note 9)	4,639	4,596
Loan from shareholder (Note 10)	3,367,397	3,151,786

Total current liabilities	3,783,300	3,557,830

NONCURRENT LIABILITIES
Operating lease liabilities (Note 12)	908,040	952,756
Finance lease liabilities (Note 12)	36,335	39,687
Loan payables (Note 13)	22,236	25,561
Government loans payable (Note 9)	209,193	210,306

Total non-current liabilities	1,175,804	1,228,310

TOTAL LIABILITIES	4,959,104	4,786,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 33,009,000 as of March 31, 2023 and December 31, 2022	3,301	3,301

Additional paid in capital	4,926,879	4,926,879
Accumulated deficit	(8,347,431)	(8,168,595)

TOTAL STOCKHOLDERS’ DEFICIT	(3,417,251)	(3,238,415)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,541,853	$1,547,725

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2023	2022

Revenues
Sales of goods	$149,760	$181,579
Manufacture service revenue	191,569	124,835
Total revenues	341,329	306,414

Cost of revenues
Cost of goods sold	70,500	145,665
Cost of manufacture service	104,307	90,293
Total cost of revenues	174,807	235,958

Gross profit	166,522	70,456

Operating expenses
Selling	35,712	10,614
General and administrative	304,994	286,274

Total operating expenses	340,706	296,888

Loss from operations	(174,184)	(226,432)

Other income (expenses)
Interest expense	(5,824)	(5,160)
Financial expense	(976)	(1,568)
Other income	2,497	535
Other expense	(349)	(495)

Other expenses, net	(4,652)	(6,688)

Loss before income tax	(178,836)	(233,120)

Income tax expense	-	-

Net loss	$(178,836)	$(233,120)

Basic and diluted weighted average shares outstanding	33,009,000	33,009,000

Basic and diluted net loss per share	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2023 AND 2022

(UNAUDITED)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2023	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)
					-
Net loss	-	-	-	(178,836)	(178,836)
					-
Balance at March 31, 2023	33,009,000	$3,301	$4,926,879	$(8,347,431)	$(3,417,251)

Balance at January 1, 2022	33,009,000	$3,301	$4,926,879	$(7,358,916)	$(2,428,736)

Net loss	-	-	-	(233,120)	(233,120)

Balance at March 31, 2022	33,009,000	$3,301	$4,926,879	$(7,592,036)	$(2,661,856)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	FOR THE THREE MONTHS ENDED MARCH 31,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(178,836)	$(233,120)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,401	10,874
Operating lease expense	53,110	57,717
Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	(5,103)	(31,539)
Prepaid expenses	190	(5,536)
Advance to suppliers	(59,586)	(10,636)
Inventory	8,419	(45,442)
Accounts payable	8,558	28,291
Customer deposit	(29,264)	-
Accrued liabilities and other payables	4,738	27,804
Accrued interest	(62)	-
Taxes payable	4,507	4,319
Payment on lease liabilities	(54,795)	(57,207)

Net cash used in operating activities	(231,723)	(254,475)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	17,209	8,367
Repayment of finance lease liabilities	(3,193)	-
Repayment of government loans	(1,071)	-
Repayment of loan payables	(2,968)	(3,970)
Loan from shareholder	215,611	250,000

Net cash provided by financing activities	225,588	254,397

NET DECREASE IN CASH & EQUIVALENTS	(6,135)	(78)

CASH & EQUIVALENTS, BEGINNING OF PERIOD	6,262	303

CASH & EQUIVALENTS, END OF PERIOD	$127	$225

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$5,883	$6,098

Supplemental disclosures of non-cash financing activities:
Fixed assets obtained in exchange for new finance lease liabilities	$-	$16,077

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2023 (UNAUDITED) AND DECEMBER 31, 2022

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

The interim consolidated financial information as of March 31, 2023 and for the three-month periods ended March 31 30, 2023 and 2022 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2023, its consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022, as applicable, were made. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Going Concern

The Company incurred net losses of $178,836 and $233,120 for the three months ended March 31, 2023 and 2022, respectively. The Company also had an accumulated deficit of $8,347,431 as of March 31, 2023. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of March 31, 2023 and December 31, 2022.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2023 and December 31, 2022, the bad debt allowance was $2,252 and $2,252, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2023 and December 31, 2022, there was no significant impairments of its long-lived assets.

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

At March 31, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2023 and 2022.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2023 and 2022, shipping and handling costs were $9,416 and $9,340, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the three months ended March 31, 2023 and 2022, advertising expense was $5,400 and $1,274, respectively.

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

As of March 31, 2023 and December 31, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2023 and 2022.

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

For the three months ended March 31, 2023, the company had one major customer accounted for 34% of the Company’s total sales. For the three months ended March 31, 2022, the company had one major customer accounted for 27% of the Company’s total sales.

The Company had three major vendors accounted for 22%, 20%, and 17% respectively, of total purchases during the three months ended March 31, 2023. The Company had four major vendors accounted for 23%, 19%, 10% and 10%, respectively, of total purchases during the three months ended March 31, 2022.

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

3. INVENTORY

Inventory consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(unaudited)

Raw materials	$57,438	$60,705
Finished goods – health supplements	141,425	146,576
Less: inventory impairment allowance	(26,118)	(26,118)
Total	$172,745	$181,163

4. SECURITY DEPOSIT

As of March 31, 2023 and December 31, 2022, the security deposit was for rent of the Company’s office and warehouse of $41,841.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(unaudited)

Leaseholder improvements	$57,067	$57,067
Office furniture and equipment	406,241	406,241
Total	463,308	463,308
Less: accumulated depreciation	(233,272)	(216,929)
Net	$230,036	$246,379

Depreciation for the three months ended March 31, 2023 and 2022 was $16,342 and $10,815, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(unaudited)

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,534)	(38,476)
Net	$744	$802

Amortization of intangible assets was $59 and $6,349 for the three months ended March 31, 2023 and 2022, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at March 31, 2023 is as follows: $235, $235, $235 and $39.

7. TAXES PAYABLE

Taxes payable at March 31 2023, and December 31, 2022, was for sales tax and payroll tax payable of $12,899 and $8,392, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following March 31, 2023 and December 31, 2022:

	March 31, 2023	December 31, 2022
	(unaudited)

Accrued expenses	$6,810	$6,756
Credit card payable	43,960	39,277
Customer deposit	16,348	45,612

Total	$67,118	$91,645

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

As of March 31, 2023, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending	Amount
(unaudited)

March 31, 2024	$4,639
March 31, 2025	4,816
March 31, 2026	5,000
March 31, 2027	5,191
March 31, 2028	5,389
Thereafter	188,797
Total	$213,832

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At March 31, 2023 and December 31, 2022, the Company had loans from one major shareholder (also the Company’s senior officer) for $2,758,766 and $2,543155, respectively. At March 31, 2023 and December, 2022, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans form shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At March 31, 2023 and December, 2022, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2019, 2020 and 2021.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.42 million and $5.25 million at March 31, 2023 and December 31, 2022, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.52 million as of March 31, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of March 31, 2023 and December 31, 2022 are as follows:

	March 31, 2023	December 31, 2022
	(unaudited)
Net deferred tax assets:
Bad debt expense	$1,978	$1,978
Inventory impairment	697	697
Operating lease charge	13,596	14,020
Depreciation and amortization	237	237
Expected income tax benefit from NOL carry-forwards	1,517,801	1,467,801
Less: valuation allowance	(1,534,309)	(1,484,733)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended March 31, 2023 and 2022 is as follows:

	2023	2022
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance	27.98%	27.98%
Effective income tax rate	-%	-%

The provision for income tax expense for the three months ended March 31, 2023 and 2022 consisted of the following:

	2023	2022
	(unaudited)	(unaudited)
Income tax expense – current	$-	$-
Income tax benefit – current	-	-
Total income tax expense	$	$

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(unaudited)	(unaudited)
Operating lease cost	$53,281	$53,281
Weighted Average Remaining Lease Term - Operating leases including options to renew	5.51 years	6.51 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of March 31, 2023:

For the 12 months ending	Operating Leases
(unaudited)
March 31, 2024	$205,848
March 31, 2025	225,757
March 31, 2026	225,757
March 31, 2027	225,757
March 31, 2028	225,757
Thereafter	112,876
Total undiscounted cash flows	1,221,752
Less: imputed interest	(153,535)
Present value of lease liabilities	$1,068,217

Equipment leases

In 2017, the Company entered two leases for two copiers with terms of 60 and 63 months respectively, and monthly payments of $162 and $213, respectively. The Company also entered two leases for two forklifts with a term of 60 months for each, and the monthly payment was $292 and $669, respectively. All these equipment lease expired in 2022.

The components of lease costs, lease term and discount rate with respect of these equipment leases are as follows:

	Three Months Ended March 31, 2023	Three Months Ended March 31, 2022
	(unaudited)	(unaudited)
Operating lease cost	$0.00	$4,008
Weighted Average Remaining Lease Term - Operating leases	0.00 years	0.19 years
Weighted Average Discount Rate - Operating leases	5%	5%

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

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

Three Months Ended March 31, 2023
Finance lease cost	(unaudited)
Amortization	$3,189
Interest on lease liabilities	645
Total finance lease cost	$3,834
Weighted Average Remaining Lease Term - Finance leases	3.78
Weighted Average Discount Rate – Finance leases	5%

The following is a schedule, by years, of maturities of finance lease liabilities as of March 31, 2023:

For the 12 months ending	Finance Leases
(unaudited)
March 31, 2024	$14,890
March 31, 2025	15,337
March 31, 2026	11,310
March 31, 2027	9,967
March 31, 2028	2,492
Total undiscounted cash flows	53,996
Less: imputed interest	(4,900)
Present value of finance lease liabilities	$49,096

13. LOAN PAYABLES

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $1,091 and $1,345 during the three months ended March 31, 2023 and 2022, respectively.

The following is a schedule, by years, of maturities of loan payable as of March31, 2023:

For the 12 months ending	Loan Payable
(unaudited)
March 31, 2024	$15,389
March 31, 2025	10,959
March 31, 2026	9,974
March 31, 2027	4,156
Total undiscounted cash flows	40,478
Less: imputed interest	(5,932)
Present value of loan payables	$34,546

14. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS have been owned under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: BEP and BEH, Bio Essence transferred its manufacturing operation into BEP, and transferred its distributing operation into BEH. On March 1, 2017, the 100% shareholder of FDS transferred all her ownership in FDS into Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in research and development and manufacture of prescription medicine. As a result of the ownership restructure, BEP, BEH, and MCBE became wholly owned subsidiaries of Bio Essence, and Bio Essence serves as a holding corporation for these subsidiaries. McBE has not engaged in any operations since its inception.

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

Related Party Transactions

Loans from Officer

At March 31, 2023 and December 31, 2022, the Company had loans from one major shareholder (also the Company’s senior officer) of $2,758,766 and $2,543,155, respectively. At March 31, 2023 and December 31, 2022, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

The interim consolidated financial information as of March 31, 2023 and for the three-month periods ended March 31 30, 2023 and 2022 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of March 31, 2023, its consolidated results of operations and cash flows for the three months ended March 31, 2023 and 2022, as applicable, were made. The results for the period ended March 31, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

Going Concern

The Company incurred net losses of $178,836 and $233,120 for the three months ended March 31, 2023 and 2022, respectively. The Company also had an accumulated deficit of $8,347,431 as of March 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2023 and December 31, 2022, the bad debt allowance was $2,252 and $2,252, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2023 and 2022.

Results of operations

Comparison of three months ended March 31, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$149,760	43.88%	$181,579	59.26%	$(31,819)	(17.52)%
Manufacture service revenue	191,569	56.12%	124,835	40.74%	66,734	53.46%
Total revenues	341,329	100.00%	306,414	100%	34,915	11.39%
Cost of goods sold	70,500	20.65%	145,665	80.22%	(75,165)	(51.60)%
Cost of manufacture service	104,307	30.56%	90,293	72.33%	14,014	15.52%
Total cost of revenues	174,807	51.21%	235,958	77.01%	(61,151)	(25.92)%
Gross profit	166,522	48.79%	70,456	22.99%	96,066	136.35%
Selling expenses	35,712	10.46%	10,614	3.46%	25,098	236.46%
General and administrative expenses	304,994	89.35%	286,274	93.43%	18,720	6.54%
Operating expenses	340,706	227.50%	296,888	96.89%	43,818	14.76%
Loss from operations	(174,184)	(116.36)%	(226,432)	(73.9)%	52,248	(23.07)%
Other income (expense), net	(4,652)	(1.36)%	(6,688)	(2.18)%	2,036	(30.44)%
Loss before income taxes	(178,836)	(52.39)%	(233,120)	(76.08)%	54,284	(23.29)%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(178,836)	(52.39)%	$(233,120)	(76.08)%	$54,284	(23.29)%

Sales

Sales for the three months ended March 31, 2023 and 2022 were $341,329 and $306,414, respectively, an increase of $34,915 or 11.39%. The increase was primarily attributable to (i) increased revenue from manufacture service (OEM) provided by BEP, as we obtained large amount orders from new customers in 2023, offset by (ii) decrease in sales of goods due to lack of stock.

Costs of revenue

Costs of revenue for the three months ended March 31, 2023 and 2022 was $174,807 and $235,958, respectively, a decrease of $61,151 or 25.92%. The decrease of COGS in 2023 was mainly due to decreased cost of products sold. During the three months ended March 31, 2023, we decreased inventory purchased from overseas so that the freight and shipping cost significantly decreased. In addition, the label cost also decreased in light of the decrease in sales of goods. The percentage of cost of sales of goods to total sales of goods was 47.08% and 80.22% for the three months ended March 31, 2023 and 2022, respectively. The percentage of cost of manufacture services to total manufacture income was 54.45% and 72.33% for the three months ended March 31, 2023 and 2022, respectively.

Gross profit

For the factors mentioned above, the gross profit for the three months ended March 31, 2023 and 2022 was $166,522 and $70,456, respectively, an increase of $96,066 or 136.35%. The blended profit margin was 48.79% and 23.0% for the three months ended March 31, 2023 and 2022, respectively.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $35,712 for the three months ended March 31, 2023, compared to $10,614 for the three months ended March 31, 2022, an increase of $25,098 or 236.46%, mainly resulting from increased advertising expense by $5,400, increased show expense by $10,510, and increased marketing expense by $9,100.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $304,994 for the three months ended March 31, 2023, compared to $286,274 for the three months ended March 31, 2022, an increase of $18,720 or 6.54%, the increase was mainly due to increased salaries expense by $32,370, was partly offset by decreased commission fee by $4,670, and decreased other G&A expenses by $9,080.

Other expenses, net

Other expenses was $4,652 and $6,688 for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, other expenses mainly consisted of interest expense of $5,824, financial expense of $976, and net other income of $2,148. For the three months ended March 31, 2022, other expenses mainly consisted of interest expense of $5,160, financial expense of $1,568 and net other income of $40.

Net loss

We had a net loss of $178,836 for the three months ended March 31, 2023, compared to $233,120 for the three months ended March 31, 2022, a decrease of $54,284 or 23.29%, reflected the above-mentioned factors combined.

Liquidity and Capital Resources

As of March 31, 2023, we had cash and equivalents of $127, bank overdraft of 70,860, other current assets of $253,648, other current liabilities (excluding bank overdraft) of $3,712,440, working capital deficit of $3,529,525, a current ratio of 0.07:1. As of December 31, 2022, we had cash and equivalents of $6,262, bank overdraft of 53,651, other current assets of $197,569, other current liabilities (excluding bank overdraft) of $3,504,179, working capital deficit of $3,353,999, a current ratio of 0.06:1.The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2023, and 2022, respectively.

	2023	2022
Net cash used in operating activities	$(231,723)	$(254,475)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$225,588	$254,397

Net cash used in operating activities

Net cash used in operating activities was $231,723 for the three months ended March 31, 2023, compared to $254,475 in 2022. The decrease of cash outflow of $22,752 from operating activities for the three months ended March 31, 2023 was principally attributable to decreased net loss by $54,284, decreased cash outflow on accounts receivable by $26,436, and decreased cash outflow on inventory by $53,861, which was partly offset by the increased cash outflow on advance to suppliers by $48,950, increased cash outflow on customer deposit by $29,264, and decreased cash inflow on accrued liabilities and other payable by$23,066.

Net cash used in investing activities

Net cash used in investing activities was $0 and $0 for the three months ended March 31, 2023 and 2022, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $225,588 for the three months ended March 31, 2023, compared to $254,397 in 2022. The net cash provided by financing activities for three months ended March 31, 2023 mainly consisted of proceeds of $215,611 loans from one major shareholder (also the senior officer), decreased bank overdraft of $17,209, but partly offset by repayment of loan payable and finance lease liability of $3,193, and repayment of government loan of $1,071. The net cash provided by financing activities for the three months ended March 31, 2022 consisted of proceeds of $250,000 from loans from one major shareholder (also the senior officer), but partly offset by repayment of loan payable of $3,970.

Our current liabilities exceed current assets at March 31, 2023, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty to meet upcoming cash requirements. As of March 31, 2023, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of March 31, 2022, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

On March 31, 2023, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2023, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on March 31, 2023 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on March 31, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There have been no unregistered sales of equity securities in the first quarter of 2023.

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
Date: May 12, 2023