Form 10-Q
period 2023-06-30
Bio Essence Corp
filed 2023-08-14
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of the latest practicable date, the Company has 38,009,000 shares of its common stock issued and outstanding.

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF JUNE 30,	AS OF DECEMBER 31,
	2023	2022
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and equivalents	$541	$6,262
Accounts receivable, net	10,731	5,599
Prepaid expenses	2,915	8,820
Advance to suppliers	35,000	1,987
Inventory, net (Note 3)	162,876	181,163
Total current assets	212,063	203,831

NONCURRENT ASSETS
Security deposit (Note 4)	91,841	41,841
Right-of-use assets, net	975,528	1,054,872
Property and equipment, net (Note 5)	213,847	246,379
Intangible assets, net (Note 6)	685	802
Total non-current assets	1,281,901	1,343,894
TOTAL ASSETS	$1,493,964	$1,547,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$6,316	$53,651
Accounts payable	40,340	49,776
Taxes payable (Note 7)	9,182	8,392
Accrued liabilities and other payables (Note 8)	57,783	91,645
Accrued interest on government loans	16,743	16,867
Operating lease liabilities (Note 12)	177,767	156,560
Finance lease liabilities (Note 12)	13,326	12,603
Loan payables (Note 13)	12,618	11,954
Government loans payable - current portion (Note 9)	4,683	4,596
Loan from shareholders (Note 10)	1,183,897	3,151,786
Total current liabilities	1,522,655	3,557,830

NONCURRENT LIABILITIES
Operating lease liabilities (Note 12)	862,763	952,756
Finance lease liabilities (Note 12)	32,941	39,687
Loan payables (Note 13)	19,304	25,561
Government loans payable (Note 9)	208,067	210,306
Total non-current liabilities	1,123,075	1,228,310
TOTAL LIABILITIES	2,645,730	4,786,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 and 33,009,000 as of June 30, 2023 and December 31, 2022	3,801	3,301
Additional paid in capital	7,476,379	4,926,879
Accumulated deficit	(8,631,946)	(8,168,595)
TOTAL STOCKHOLDERS’ DEFICIT	(1,151,766)	(3,238,415)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,493,964	$1,547,725

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2023	2022	2023	2022
Revenues
Sales of goods	$291,666	$320,090	$141,906	$138,511
Manufacture service revenue	309,237	274,460	117,668	149,625
Total revenues	600,903	594,550	259,574	288,136

Cost of revenues
Cost of goods sold	158,591	257,805	88,091	112,140
Cost of manufacture service	166,115	108,941	61,808	18,648
Total cost of revenues	324,706	366,746	149,899	130,788

Gross profit	276,197	227,804	109,675	157,348

Operating expenses
Selling	73,093	48,493	37,381	37,879
General and administrative	604,028	561,638	299,034	275,364
Total operating expenses	677,121	610,131	336,415	313,243

Loss from operations	(400,924)	(382,327)	(226,740)	(155,895)

Other income (expenses)
Interest expense	(10,474)	(10,319)	(4,650)	(5,159)
Finance Lease interest expense	(1,228)	(196)	(605)	(196)
Financial expense	(2,106)	(3,678)	(1,753)	(2,110)
Other income	4,957	3,035	2,460	2,500
Other expense	(50,376)	(630)	(50,027)	(133)
Other expenses, net	(59,227)	(11,788)	(54,575)	(5,098)

Loss before income tax	(460,151)	(394,115)	(281,315)	(160,993)
Income tax expense	3,200	3,200	3,200	3,200
Net loss	$(463,351)	$(397,315)	$(284,515)	$(164,193)

Basic and diluted weighted average shares outstanding	33,865,354	33,009,000	34,712,297	33,009,000

Basic and diluted net loss per share	$(0.01)	$(0.01)	$(0.01)	$(0.00)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

SIX AND THREE MONTHS ENDED JUNE 30, 2023 AND 2022

(UNAUDITED)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2023	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)
Net loss	-	-	-	(178,836)	(178,836)
Balance at March 31, 2023	33,009,000	3,301	4,926,879	(8,347,431)	(3,417,251)
Net loss	-	-	-	(284,515)	(284,515)
Shares issued for shareholder’s loan settlement	5,000,000	500	2,549,500	-	2,550,000
Balance at June 30, 2023	38,009,000	$3,801	$7,476,379	$(8,631,946)	$(1,151,766)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2022	33,009,000	$3,301	$4,926,879	$(7,358,916)	$(2,428,736)
Net loss	-	-	-	(233,120)	(233,120)
Balance at March 31, 2022	33,009,000	3,301	4,926,879	(7,592,036)	(2,661,856)
Net loss	-	-	-	(164,193)	(164,193)
Balance at June 30, 2022	33,009,000	$3,301	$4,926,879	$(7,756,229)	$(2,826,049)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(463,351)	$(397,315)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	32,649	22,377
Operating lease expense	120,149	111,789
Loss on shareholder’s note conversion	50,000	-
Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	(5,133)	(27,419)
Prepaid expenses	5,905	(28,964)
Advance to suppliers	(33,013)	-
Security deposit	(50,000)	-
Inventory	18,287	3,019
Accounts payable	(9,435)	30,872
Customer deposit	(41,285)	(28,283)
Accrued liabilities and other payables	7,422	(6,496)
Accrued interest	(124)	1,113
Taxes payable	790	(311)
Deferred revenue	-	1,042
Payment on lease liabilities	(109,591)	(125,104)
Net cash used in operating activities	(476,730)	(443,680)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	-	(1,540)
Net cash used in investing activities	-	(1,540)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(47,335)	38,545
Repayment of finance lease liabilities	(6,022)	(1,347)
Repayment of government loans	(2,152)	-
Repayment of loan payables	(5,593)	(6,160)
Loan from shareholder	532,111	414,000
Net cash provided by financing activities	471,009	445,038

NET DECREASE IN CASH & EQUIVALENTS	(5,721)	(182)
CASH & EQUIVALENTS, BEGINNING OF PERIOD	6,262	303
CASH & EQUIVALENTS, END OF PERIOD	$541	$121

Supplemental Cash Flow Data:
Income tax paid	$3,200	$3,200
Interest paid	$11,827	$2,807

Supplemental disclosures of non-cash financing activities:
Conversion of loan from shareholders to common shares	$2,500,000	$-
Fixed assets obtained in exchange for new finance lease liabilities	$-	$60,091

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

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

The interim consolidated financial information as of June 30, 2023 and for the six and three months ended June 30, 2023 and 2022 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2023, its consolidated results of operations and cash flows for the six and three months ended June 30, 2023 and 2022, as applicable, were made. The results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Going Concern

The Company incurred net losses of $463,351 and $397,315 for the six months ended June 30, 2023 and 2022, respectively. The Company incurred net losses of $284,515 and $164,193 for the three months ended June 30, 2023 and 2022, respectively. The Company also had an accumulated deficit of $8,631,946 as of June 30, 2023. These conditions raise a substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of June 30, 2023 and December 31, 2022.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2023 and December 31, 2022, the bad debt allowance was $2,252 and $2,252, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2023 and December 31, 2022, there was no significant impairments of its long-lived assets.

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

At June 30, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2023 and 2022.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2023 and 2022, shipping and handling costs were $19,959 and $19,753, respectively. During the three months ended June 30, 2023 and 2022, shipping and handling costs were $10,542 and $10,413, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the six months ended June 30, 2023 and 2022, advertising expenses were $53,134 and $28,740, respectively. During the three months ended June 30, 2023 and 2022, advertising expenses were $26,839 and $27,466, respectively.

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

As of June 30, 2023 and December 31, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the six and three months ended June 30, 2023 and 2022.

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

For the six months ended June 30, 2023, one major customer accounted for 28% of the Company’s total sales. During the six months ended June, 2022, the company had two major customers accounted for 16% and 15%, respectively, of the Company’s total sales.

For the three months ended June 30, 2023, the company had two major customers accounted for 19% and 10%, respectively, of the Company’s total sales. For the three months ended June 30, 2022, the company had one major customer accounted for 34% of the Company’s total sales.

The Company had four major vendors accounted for 30%, 14%, 12% and 11%, respectively, of total purchases during the six months ended June 30, 2023. The Company had three major vendors accounted for 20%, 17% and 14%, respectively, of total purchases during the six months ended June 30, 2022.

The Company had one major vendor accounted for 60% of total purchases during the three months ended June 30, 2023. The Company had two major vendors accounted for 47% and 10%, respectively, of total purchases during the three months ended June 30, 2022.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the probable, incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost basis. Am entity should apply ASU 2016-13 on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the balance sheets as of the date of adoption. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for trouble debt restructurings by creditors and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 requires disclosure of gross writeoffs by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, which should be applied prospectively. Both ASU 2016-13 and ASU 2022-02 are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2022-02 beginning January 1, 2023. The adoption of ASU 2016-13 and ASU 2022-02 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

In August 2020, the FASB issued ASU 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470- 20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity (“ASU 2020-06”), which simplifies the accounting for certain financial instruments with characteristics of liabilities and equity. This ASU (1) simplifies the accounting for convertible debt instruments and convertible preferred stock by removing the existing guidance in ASC 470-20, Debt: Debt with Conversion and Other Options, that requires entities to account for beneficial conversion features and cash conversion features in equity, separately from the host convertible debt or preferred stock; (2) revises the scope exception from derivative accounting in ASC 815-40 for freestanding financial instruments and embedded features that are both indexed to the issuer’s own stock and classified in stockholders’ equity, by removing certain criteria required for equity classification; and (3) revises the guidance in ASC 260, Earnings Per Share, to require entities to calculate diluted earnings per share (EPS) for convertible instruments by using the if-converted method. In addition, entities must presume share settlement for purposes of calculating diluted EPS when an instrument may be settled in cash or shares. For SEC filers, excluding smaller reporting companies, ASU 2020-06 is effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years. Early adoption is permitted, but no earlier than fiscal years beginning after December 15, 2020. For all other entities, ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Entities should adopt the guidance as of the beginning of the fiscal year of adoption and cannot adopt the guidance in an interim reporting period. The Company is currently evaluating the impact that ASU 2020-06 may have on its consolidated financial statement presentation and related disclosures.

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company is currently evaluating the impact that the adoption of ASU 2023-01 will have on its consolidated financial statement presentation and disclosures.

3. INVENTORY

Inventory consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(unaudited)

Raw materials	$49,475	$60,705
Finished goods – health supplements	139,519	146,576
Less: inventory impairment allowance	(26,118)	(26,118)
Total	$162,876	$181,163

4. SECURITY DEPOSIT

As of June 30, 2023 and December 31, 2022, the security deposit was for rent of the Company’s office and warehouse of $91,841 and $41,841, respectively. The Company made a deposit of $50,000 for a new lease that will be effective on September 1, 2023.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(unaudited)

Leaseholder improvements	$57,067	$57,067
Office furniture and equipment	406,241	406,241
Total	463,308	463,308
Less: accumulated depreciation	(249,461)	(216,929)
Net	$213,847	$246,379

Depreciation for the six months ended June 30, 2023 and 2022 was $32,532 and $22,260, respectively.

Depreciation for the three months ended June 30, 2023 and 2022 was $16,189 and $11,445, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(unaudited)

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,593)	(38,476)
Net	$685	$802

Amortization of intangible assets was $117 and $117 for the six months ended June 30, 2023 and 2022, respectively.

Amortization of intangible assets was $59 and $59 for the three months ended June 30, 2023 and 2022, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at June 30 2023 is as follows: $235, $235 and $157.

7. TAXES PAYABLE

Taxes payable at June 30 2023 and December 31, 2022, was for sales tax and payroll tax payable of $9,182 and $8,392, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following June 30, 2023 and December 31, 2022:

	June 30, 2023	December 31, 2022
	(unaudited)

Accrued expenses	$6,810	$6,756
Credit card payable	46,645	39,277
Customer deposit	4,327	45,612
Total	$57,783	$91,645

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

As of June 30, 2023, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending	Amount
(unaudited)

June 30, 2024	$4,683
June 30, 2025	4,862
June 30, 2026	5,047
June 30, 2027	5,240
June 30, 2028	5,438
Thereafter	187,480
Total	$212,750

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At June 30, 2023 and December 31, 2022, the Company had loans from one major shareholder (also the Company’s senior officer) for $575,266 and $2,543,155, respectively. At June 30, 2023 and December 31, 2022, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

On May 31, 2023, the Board of Directors of Bio Essence Corp. (the “Company”), approved a debt-to-equity conversion. The Company and Ms. Yan (the Company’s Chief Executive Officer also the Company’s major shareholder) agreed to a debt conversion whereby Ms. Yan receives 5,000,000 shares of the Company’s common stock in exchange for retirement of the $2,500,000 debt. The Board of Directors of the Company executed the Consent Resolution on June 2, 2023. On June 2, 2023, the closing price of the Company’s common stocks trading on OTC Market was $0.51 per share. The Company incurred $50,000 loss from this conversion.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At June 30, 2023 and December, 2022, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2019, 2020 and 2021.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.66 million and $5.25 million at June 30, 2023 and December 31, 2022, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.58 million as of June 30, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of June 30, 2023 and December 31, 2022 are as follows:

	June 30, 2023	December 31, 2022
	(unaudited)
Net deferred tax assets:
Bad debt expense	$1,978	$1,978
Inventory impairment	697	697
Operating lease charge	13,172	14,020
Depreciation and amortization	237	237
Expected income tax benefit from NOL carry-forwards	1,583,937	1,467,801
Less: valuation allowance	(1,600,021)	(1,484,733)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended June 30, 2023 and 2022 is as follows:

	2023	2022
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.28)%	(4.55)%
Change in valuation allowance	27.98%	26.36%
Effective income tax rate	0.70%	0.81%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended June 30, 2023 and 2022 is as follows:

	2023	2022
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(0.70)%	(0.86)%
Change in valuation allowance	22.84%	23.85%
Effective income tax rate	1.14%	1.99%

The provision for income tax expense for the six months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
	(unaudited)	(unaudited)
Income tax expense – current	$3,200	$3,200
Income tax benefit – current	-	-
Total income tax expense	$3,200	$3,200

The provision for income tax expense for the three months ended June 30, 2023 and 2022 consisted of the following:

	2023	2022
	(unaudited)	(unaudited)
Income tax expense – current	$3,200	$3,200
Income tax benefit – current	-	-
Total income tax expense	$3,200	$3,200

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease in the City of Irvine with an initial term of more than 12 months are as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
	(unaudited)	(unaudited)
Operating lease cost	$106,562	$106,562
Weighted Average Remaining Lease Term - Operating leases including options to renew	5.26 years	6.26 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	(unaudited)	(unaudited)
Operating lease cost	$53,281	$53,281

Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of June 30, 2023:

For the 12 months ending	Operating Leases
(unaudited)
June 30, 2024	$225,757
June 30, 2025	225,757
June 30, 2026	225,757
June 30, 2027	225,757
June 30, 2028	225,757
Thereafter	56,439
Total undiscounted cash flows	1,185,222
Less: imputed interest	(144,692)
Present value of lease liabilities	$1,040,530

Equipment leases

In 2017, the Company entered two leases for two copiers with terms of 60 and 63 months respectively, and monthly payments of $162 and $213, respectively. The Company also entered two leases for two forklifts with a term of 60 months for each, and the monthly payment was $292 and $669, respectively. All these equipment lease expired in 2022.

The components of lease costs, lease term and discount rate with respect of these equipment leases are as follows:

	Six Months Ended	Six Months Ended
	June 30, 2023	June 30, 2022
	(unaudited)	(unaudited)
Operating lease cost	$0.00	$5,227
Weighted Average Remaining Lease Term - Operating leases	0.00 years	0.49 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
	(unaudited)	(unaudited)
Operating lease cost	$0.00	$1,305

Weighted Average Discount Rate - Operating leases	5%	5%

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

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

	Six Months Ended June 30, 2023	Six Months Ended June 30, 2022
Finance lease cost	(unaudited)	(unaudited)
Amortization	$6,417	$1,147
Interest on lease liabilities	1,250	196
Total finance lease cost	$7,667	$1,343
Weighted Average Remaining Lease Term - Finance leases	3.54	4.49
Weighted Average Discount Rate – Finance leases	5%	5%

	Three Months Ended June 30, 2023	Three Months Ended June 30, 2022
Finance lease cost	(unaudited)	(unaudited)
Amortization	$3,228	$1,147
Interest on lease liabilities	605	196
Total finance lease cost	$3,833	$1,343

Weighted Average Discount Rate – Finance leases	5%	5%

The following is a schedule, by years, of maturities of finance lease liabilities as of June 30, 2023:

For the 12 months ending	Finance Leases
(unaudited)
June 30, 2024	$15,337
June 30, 2025	15,337
June 30, 2026	9,967
June 30, 2027	9,967
Total undiscounted cash flows	50,609
Less: imputed interest	(4,341)
Present value of finance lease liabilities	$46,267

13. LOAN PAYABLES

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $1,944 and $2,611 during the six months ended June 30, 2023 and 2022, respectively. The Company recorded interest expense of $1,091 and $1,345 during the three months ended March 31, 2023 and 2022, respectively.

The following is a schedule, by years, of maturities of loan payable as of June 30, 2023:

For the 12 months ending	Loan Payable
(unaudited)
June 30, 2024	$15,389
June 30, 2025	9,974
June 30, 2026	9,974
June 30, 2027	1,662
Total undiscounted cash flows	37,001
Less: imputed interest	(5,079)
Present value of loan payables	$31,922

14. SUBSEQUENT EVENTS

On May 18, 2023, the Company entered a 36 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $53,380 with a 3% increase each year.

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

Related Party Transactions

Loans from Officer

At June 30, 2023 and December 31, 2022, the Company had loans from one major shareholder (also the Company’s senior officer) of $575,266 and $2,543,155, respectively. At June 30, 2023 and December 31, 2022, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

On May 31, 2023, the Board of Directors of the Company, approved a debt-to-equity conversion. The Company and Ms. Yan (the Company’s Chief Executive Officer also the major shareholder) agreed to a debt conversion whereby Ms. Yan receives 5,000,000 shares of the Company’s common stock in exchange for retirement of the $2,500,000 debt. The Board of Directors of the Company executed the Consent Resolution on June 2, 2023. On June 2, 2023, the closing price of the Company’s common stocks trading on OTC Market was $0.51 per share. The Company incurred a $50,000 loss on this conversion.

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

The interim consolidated financial information as of June 30, 2023 and for the six and three-month periods ended June 30, 2023 and 2022 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2023, its consolidated results of operations for the six and three months ended June 30, 2023 and 2022, and cash flows for the six months ended June 30, 2023 and 2022, as applicable, were made. The results for the period ended June 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

Going Concern

The Company incurred net losses of $463,351 and $397,315 for the six months ended June 30, 2023 and 2022, respectively. The Company incurred net losses of $284,515 and $164,193 for the three months ended June 30, 2023 and 2022, respectively.  The Company also had an accumulated deficit of $8,631,947 as of June 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2023 and December 31, 2022, the bad debt allowance was $2,252 and $2,252, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six months and three months ended June 30, 2023 and 2022.

Results of operations

Comparison of six months ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$291,666	48.54%	$320,090	53.84%	$(28,424)	(8.88)%
Manufacture service revenue	309,237	51.46%	274,460	46.16%	34,777	12.67%
Total revenues	600,903	100.00%	594,550	100%	6,353	1.07%
Cost of goods sold	158,591	26.39%	257,805	43.36%	(99,214)	(38.48)%
Cost of manufacture service	166,115	27.64%	108,941	18.32%	57,174	52.48%
Total cost of revenues	324,706	54.04%	366,746	61.68%	(42,040)	(11.46)%
Gross profit	276,197	45.96%	227,804	38.32%	48,393	21.24%
Selling expenses	73,093	12.16%	48,493	8.16%	24,600	50.73%
General and administrative expenses	604,028	100.52%	561,638	94.46%	42,390	7.55%
Operating expenses	677,121	112.68%	610,131	102.62%	66,990	10.98%
Loss from operations	(400,924)	(66.72)%	(382,327)	(64.31)%	(18,597)	4.86%
Other income (expense), net	(59,227)	(9.86)%	(11,788)	(1.98)%	(47,439)	402.43%
Loss before income taxes	(460,151)	(76.58)%	(394,115)	(66.29)%	(66,036)	16.76%
Income tax expense	3,200	0.53%	3,200	0.54%	-	-%
Net loss	$(463,351)	(77.11)%	$(397,315)	(66.83)%	$(66,036)	16.62%

Sales

Sales for the six months ended June 30, 2023 and 2022 were $600,903 and $594,550, respectively, a slight increase of $6,352 or 1.07%. The increase was primarily attributable to (i) increased revenue from manufacture service (OEM) provided by BEP, as we obtained large amount orders from new customers in 2023, offset by (ii) decrease in sales of goods due to lack of stock, and iii) decreased shipping income resulting from us offering free shipping to attract more customers.

Costs of revenue

Costs of revenue for the six months ended June 30, 2023 and 2022 was $324,706 and $366,746, respectively, a decrease of $42,040 or 11.46%. The decrease of COGS in 2023 was mainly due to decreased cost of products sold. During the six months ended June 30, 2023, we continue to control our inventory purchased from overseas at a minimum level. The percentage of cost of goods sold to total sales of goods was 54.37% and 80.54% for the six months ended June 30, 2023 and 2022, respectively. The percentage of cost of manufacture services to total manufacture income was 53.72% and 39.69% for the six months ended June 30, 2023 and 2022, respectively.

Gross profit

For the factors mentioned above, the gross profit for the six months ended June 30, 2023 and 2022 was $276,197 and $227,804, respectively, an increase of $48,393 or 21.24%. The blended profit margin was 45.96% and 38.32% for the six months ended June 30, 2023 and 2022, respectively. The increase in gross profit margin was mainly due to the increased manufacture service revenue, offset by decreased sales of goods and increased manufacture service cost.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $73,093 for the six months ended June 30, 2023, compared to $48,493 for the six months ended June 30, 2022, an increase of $24,600 or 50.73%, mainly resulting from increased show expense by $18,890, and increased marketing expense by $11,540, which was partly offset by decreased advertising fee by $6,050.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $604,028 for the six months ended June 30, 2023, compared to $561,638 for the six months ended June 30, 2022, an increase of $42,390 or 7.55%, the increase was mainly due to increased salaries expense by $18,900, increased contractor labor fee by $27,390, increased consulting fee by $5,040, increased accountant fee by $7,140 and increased depreciation expense by $4,820 which was partly offset by decreased commission fee by $10,060 and decreased office CAM fee by $10,330.

Other expenses, net

Other expenses was $59,227 and $11,788 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, other expenses mainly consisted of interest expense of $10,474, finance lease interest expenses of $1,228, financial expense of $2,106, loss of $50,000 in debt to stock conversion, and net other income of $4,581. For the six months ended June 30, 2022, other expenses mainly consisted of interest expense of $10,319, finance lease interest expenses of $196, financial expense of $3,678 and net other income of $2,405.

Net loss

We had a net loss of $463,351 for the six months ended June 30, 2023, compared to $397,315 for the six months ended June 30, 2022, a decrease of $66,036 or 16.62%, reflected the above-mentioned factors combined.

Comparison of three months ended June 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$141,906	54.67%	$138,511	48.07%	$3,395	2.45%
Manufacture service revenue	117,668	45.33%	149,625	51.93%	(31,957)	(21.36)%
Total revenues	259,574	100.00%	288,136	100%	(28,562)	(9.91)%
Cost of goods sold	88,091	33.94%	112,140	38.92%	(24,049)	(21.45)%
Cost of manufacture service	61,808	23.81%	18,648	6.47%	43,160	231.45%
Total cost of revenues	149,899	57.75%	130,788	45.39%	19,111	14.61%
Gross profit	109,675	42.25%	157,348	54.61%	(47,673)	(30.30)%
Selling expenses	37,381	14.40%	37,879	13.15%	(498)	(1.31)%
General and administrative expenses	299,034	115.20%	275,364	95.57%	23,670	8.60%
Operating expenses	336,415	129.60%	313,243	108.71%	23,172	7.40%
Loss from operations	(226,740)	(87.35)%	(155,895)	(54.10)%	(70,845)	45.44%
Other income (expense), net	(54,575)	(21.02)%	(5,098)	(1.77)%	(49,477)	970.52%
Loss before income taxes	(281,315)	(108.38)%	(160,993)	(55.87)%	(120,322)	74.74%
Income tax expense	3,200	1.23%	3,200	1.11%	-	-%
Net loss	$(284,515)	(109.61)%	$(164,193)	(56.98)%	$(120,322)	73.28%

Sales

Sales for the three months ended June 30, 2023 and 2022 were $259,574 and $288,136, respectively, a decrease of $28,562 or 9.91%. The decrease was primarily attributable to decreased revenue from manufacture service (OEM) provided by BEP due to loss of one major customer in three months ended June 30, 2023, despite we gained quite a few new customers during the quarter.

Costs of revenue

Costs of revenue for the three months ended June 30, 2023 and 2022 was $149,899 and $130,788, respectively, an increase of $19,111 or 14.61%. The increase of COGS in 2023 was mainly due to inventory adjustment from physical inventory count. The percentage of cost of manufacture services to total manufacture income was 52.53% and 12.46% for the three months ended June 30, 2023 and 2022, respectively.

Gross profit

For the factors mentioned above, the gross profit for the three months ended June 30, 2023 and 2022 was $109,675 and $157,348, respectively, a decrease of $47,673 or 30.30%. The blended profit margin was 42.25% and 54.61% for the three months ended June 30, 2023 and 2022, respectively. The decreased gross profit margin was mainly due to the decreased of manufacture revenue and increased manufacturer costs.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $37,381 for the three months ended June 30, 2023, compared to $37,879 for the three months ended June 30, 2022, a decrease of $498 or 1.31%, mainly resulting from decreased advertising expense by $11,450, which was partly offset by increased show expense by $8,380, and increased marketing expense by $2,440.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $299,034 for the three months ended June 30, 2023, compared to $275,364 for the three months ended June 30, 2022, an increase of $23,670 or 8.60%, the increase was mainly due to increased salaries expense by $8,880, increased contractor labor fee by $5,130, increased consulting fee by $3,420 and increased accounting by $3,250, increased maintenance and repair expenses by $2,270, increased testing fee by $1,890 and increased depreciation expense by $2,022 which was partly offset by decreased travel expenses by $3,060.

Other expenses, net

Other expenses was $54,575 and $5,098 for the three months ended June 30, 2023 and 2022, respectively. For the three months ended June 30, 2023, other expenses mainly consisted of interest expense of $4,650, finance lease interest expenses of $605, financial expense of $1,753, loss of $50,000 in debt to stock conversion,, and net other income of $2,433. For the three months ended June 30, 2022, other expenses mainly consisted of interest expense of $5,159, finance lease interest expenses of $196, financial expense of $2,110, and net other income of $2,367.

Net loss

We had a net loss of $284,515 for the three months ended June 30, 2023, compared to $164,193 for the three months ended June 30, 2022, a decrease of $120,322 or 73.28%, reflected the above-mentioned factors combined.

Liquidity and Capital Resources

As of June 30, 2023, we had cash and equivalents of $541, bank overdraft of $6,316, other current assets of $211,522, other current liabilities (excluding bank overdraft) of $1,516,339, working capital deficit of $1,310,592, a current ratio of 0.14:1. As of December 31, 2022, we had cash and equivalents of $6,262, bank overdraft of 53,651, other current assets of $197,569, other current liabilities (excluding bank overdraft) of $3,504,179, working capital deficit of $3,353,999, a current ratio of 0.06:1.The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2023, and 2022, respectively.

	2023	2022
Net cash used in operating activities	$(476,730)	$(443,680)
Net cash used in investing activities	$-	$(1,540)
Net cash provided by financing activities	$471,009	$445,038

Net cash used in operating activities

Net cash used in operating activities was $476,730 for the six months ended June 30, 2023, compared to $443,680 in 2022. The increase of cash outflow of $33,050 from operating activities for the six months ended June 30, 2023 was principally attributable to increased net loss by $66,037, increased cash outflow on accounts payable by $40,307, increased cash outflow on security deposit by $50,000, which was partly offset by decreased cash outflow on accounts receivable by $22,287, and a noncash adjustment to net loss for loss on note conversion of $50,000.

Net cash used in investing activities

Net cash used in investing activities was $0 and $1,540 for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2022, net cash used in investing activities was mainly for the purchase of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $471,008 for the six months ended June 30, 2023, compared to $445,038 in 2022. The net cash provided by financing activities for six months ended June 30, 2023 mainly consisted of proceeds of $532,111 loans from one major shareholder (also the senior officer), but partly offset by bank overdraft of 47,335, repayment of loan payable and finance lease liability of $11,615, and repayment of government loan of $2,152. The net cash provided by financing activities for the six months ended June 30, 2022 consisted of proceeds of $414,000 from loans from one major shareholder (also the senior officer) and increase in bank overdraft of $38,545, but partly offset by repayment of loan payable of $6,160 and payment of finance lease liability of $1,347.

Our current liabilities exceed current assets at June 30, 2023, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty to meet upcoming cash requirements. As of June 30, 2023, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of June 30, 2023, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

On June 30, 2023, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2023, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on June 30, 2023 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on June 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 31, 2023, the Board of Directors of the Company approved a debt-to-equity conversion involving the Company’s Chief Executive Officer, Yin Yan. The Company’s operations over the past several years have, in large part, been funded by Ms. Yan. As of May 31, 2023, the Company’s obligation to Ms. Yan totaled $2,500,000. In exchange for a full release of the debt owed to Ms. Yan, the Company and Ms. Yan agreed to a debt conversion whereby Ms. Yan receives 5,000,000 shares of the Company’s common stock in exchange for retirement of the $2,500,000 debt. The Board of Directors of the Company executed the Consent Resolution on June 2, 2023. In exchange for the issuance of common stock described herein, Ms. Yan executed a Release, attached to the Consent Resolution as “Exhibit A” waiving any claims associated with the debt owed to Ms. Yan by the Company. The issuances were exempt from registration under Section 4(a) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBLR Instance Document	X
101.SCH	Inline XBLR Taxonomy Extension Schema Document	X
101.CAL	Inline XBLR Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBLR Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBLR Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline EBLR Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBLR and Contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer, Chief Financial Officer

Date:	August 14, 2023