Form 10-Q
period 2023-09-30
Bio Essence Corp
filed 2023-11-13
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

i

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF SEPTEMBER 30,	AS OF DECEMBER 31,
	2023	2022
	(UNAUDITED)
ASSETS
CURRENT ASSETS
Cash and equivalents	$89	$6,262
Accounts receivable, net	13,125	5,599
Prepaid expenses	2,915	8,820
Advance to suppliers	87,870	1,987
Inventory, net (Note 3)	125,276	181,163
Total current assets	229,275	203,831

NONCURRENT ASSETS
Security deposit (Note 4)	91,841	41,841
Right-of-use assets, net	1,549,693	1,054,872
Property and equipment, net (Note 5)	178,114	246,379
Intangible assets, net (Note 6)	626	802
Total non-current assets	1,820,274	1,343,894
TOTAL ASSETS	$2,049,549	$1,547,725
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$28,088	$53,651
Accounts payable	39,032	49,776
Taxes payable (Note 7)	22,962	8,392
Accrued liabilities and other payables (Note 8)	56,534	91,645
Accrued interest on government loans	17,345	16,867
Operating lease liabilities (Note 12)	483,040	156,560
Finance lease liabilities (Note 12)	13,494	12,603
Loan payables (Note 13)	11,500	11,954
Government loans payable - current portion (Note 9)	4,727	4,596
Loan from shareholders (Note 10)	1,517,277	3,151,786
Total current liabilities	2,193,999	3,557,830

NONCURRENT LIABILITIES
Operating lease liabilities (Note 12)	1,068,080	952,756
Finance lease liabilities (Note 12)	29,504	39,687
Loan payables (Note 13)	17,288	25,561
Government loans payable (Note 9)	207,286	210,306
Total non-current liabilities	1,322,158	1,228,310
TOTAL LIABILITIES	3,516,157	4,786,140

COMMITMENTS AND CONTINGENCIES	-	-

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 and 33,009,000 as of September 30, 2023 and December 31, 2022	3,801	3,301
Additional paid in capital	7,476,378	4,926,879
Accumulated deficit	(8,946,787)	(8,168,595)
TOTAL STOCKHOLDERS’ DEFICIT	(1,466,608)	(3,238,415)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,049,549	$1,547,725

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2023	2022	2023	2022
Revenues
Sales of goods	$407,814	$483,432	$116,148	$163,342
Manufacture service revenue	348,784	303,170	39,547	28,710
Total revenues	756,598	786,602	155,695	192,052

Cost of revenues
Cost of goods sold	212,359	232,911	53,768	62,539
Cost of manufacture service	247,797	239,380	81,682	43,006
Total cost of revenues	460,156	472,291	135,450	105,545

Gross profit	296,442	314,311	20,245	86,507

Operating expenses
Selling	96,509	68,858	23,416	20,365
General and administrative	948,004	820,350	343,977	258,712
Total operating expenses	1,044,513	889,208	367,393	279,077

Loss from operations	(748,071)	(574,897)	(347,148)	(192,570)

Other income (expenses)
Interest expense	(15,957)	(15,575)	(5,483)	(5,256)
Finance Lease interest expense	(1,793)	(920)	(565)	(724)
Financial expense	(3,078)	(4,595)	(972)	(917)
Other income	68,330	3,376	63,373	341
Other expense	(74,423)	(737)	(24,047)	(107)
Other income (expenses), net	(26,921)	(18,451)	32,306	(6,663)
Loss before income tax	(774,992)	(593,348)	(314,842)	(199,233)
Income tax expense	3,200	3,200	-	-

Net loss	$(778,192)	$(596,548)	$(314,842)	(199,233)

Basic and diluted weighted average shares outstanding	35,261,747	33,009,000	38,009,000	33,009,000

Basic and diluted net loss per share	$(0.02)	$(0.02)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2023 AND 2022

(UNAUDITED)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2023	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)
Net loss	-	-	-	(178,836)	(178,836)
Balance at March 31, 2023	33,009,000	3,301	4,926,879	(8,347,431)	(3,417,251)
Net loss	-	-	-	(284,515)	(284,515)
Shares issued for shareholder’s loan settlement	5,000,000	500	2,549,500	-	2,550,000
Balance at June 30, 2023	38,009,000	3,801	7,476,379	(8,631,946)	(1,151,766)
Net loss	-	-	-	(314,842)	(314,842)
Balance at September 30, 2023	38,009,000	$3,801	$7,476,379	$(8,946,788)	$(1,466,608)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2022	33,009,000	$3,301	$4,926,879	$(7,358,916)	$(2,428,736)
Net loss	-	-	-	(233,120)	(233,120)
Balance at March 31, 2022	33,009,000	3,301	4,926,879	(7,592,036)	(2,661,856)
Net loss	-	-	-	(164,193)	(164,193)
Balance at June 30, 2022	33,009,000	3,301	4,926,879	(7,756,229)	(2,826,049)
Net loss	-	-	-	(199,233)	(199,233)
Balance at September 30, 2022	33,009,000	$3,301	$4,926,879	$(7,955,462)	$(3,025,282)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2023	2022

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(778,192)	$(596,548)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	48,998	37,668
Operating lease expense	221,957	165,558
Gain on operating lease termination	(61,844)	-
Loss on shareholder’s note conversion	50,000	-
Loss on disposal of fixed assets	23,058	-
Increase (decrease) in assets: Changes in assets / liabilities:
Accounts receivable	(7,527)	(29,874)
Prepaid expenses	5,905	26,863
Advance to suppliers	(85,883)	-
Security deposit	(50,000)	-
Inventory	55,887	12,225
Accounts payable	(10,744)	10,746
Customer deposit	(43,303)	(28,283)
Accrued liabilities and other payables	8,193	8,404
Accrued interest	478	3,154
Taxes payable	14,568	(3,320)
Payment on lease liabilities	(213,130)	(180,551)

Net cash used in operating activities	(821,579)	(573,958)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for leasehold improvement	(3,614)	-
Purchase of fixed assets	-	(53,593)

Net cash used in investing activities	(3,614)	(53,593)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(25,563)	13,801
Repayment of finance lease liabilities	(9,291)	(4,646)
Repayment of government loans	(2,890)	-
Repayment of loan payables	(8,727)	(9,335)
Loan from shareholder	865,491	628,000

Net cash provided by financing activities	819,020	627,820

NET DECREASE (INCREASE) IN CASH & EQUIVALENTS	(6,173)	269

CASH & EQUIVALENTS, BEGINNING OF PERIOD	6,262	303

CASH & EQUIVALENTS, END OF PERIOD	$89	$572

Supplemental Cash Flow Data:
Income tax paid	$3,200	$3,200
Interest paid	$16,958	$4,716

Supplemental disclosures of non-cash investing and financing activities:
Conversion of loan from shareholders to common shares	$2,500,000	$-
Fixed assets obtained in exchange for new finance lease liabilities	$-	$60,091
Recognition of ROU asset and operating lease liability	$1,589,863	$-
Termination of ROU asset and operating lease liability	$935,073	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2023 (UNAUDITED) AND DECEMBER 31, 2022

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

The interim consolidated financial information as of September 30, 2023 and for the nine and three months ended September 30, 2023 and 2022 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of September 30, 2023, its consolidated results of operations and cash flows for the nine and three months ended September 30, 2023 and 2022, as applicable, were made. The results for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

Reclassification

Certain prior period accounts have been reclassified in conformity with current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Going Concern

The Company incurred net losses of $778,192 and $596,548 for the nine months ended September 30, 2023 and 2022, respectively. The Company incurred net losses of $314,842 and $199,233 for the three months ended September 30, 2023 and 2022, respectively. The Company also had an accumulated deficit of $8,946,787 as of September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of September 30, 2023 and December 31, 2022.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2023 and December 31, 2022, the bad debt allowance was $2,252 and $2,252, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2023 and December 31, 2022, there was no significant impairments of its long-lived assets.

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

At September 30, 2023 and December 31, 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2023 and 2022.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2023 and 2022, shipping and handling costs were $32,596 and $27,382, respectively. During the three months ended September 30, 2023 and 2022, shipping and handling costs were $12,638 and $ 7,629, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the nine months ended September 30, 2023 and 2022, advertising expenses were $63,912 and $41,476, respectively. During the three months ended September 30, 2023 and 2022, advertising expenses were $10,778 and $12,736, respectively.

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

As of September 30, 2023 and December 31, 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the nine and three months ended September 30, 2023 and 2022.

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

For the nine months ended September 30, 2023, one major customer accounted for 22% of the Company’s total sales. For the nine months ended September 30, 2022, the company had two major customers accounted for 12% and 12%, respectively, of the Company’s total sales.

For the three months ended September 30, 2023 and 2022, no customers accounted for more than 10% of the Company’s total sales.

The Company had four major vendors accounted for 29%, 15%, 12% and 10%, respectively, of total purchases during the nine months ended September 30, 2023. The Company had four major vendors accounted for 17%, 14% and 14%, and 12%, respectively, of total purchases during the nine months ended September 30, 2022.

The Company had four major vendors accounted for 23%, 15%, 14%, 14%, respectively, of total purchases during the three months ended September 30, 2023. The Company had two major vendors accounted for 65% and 13%, respectively, of total purchases during the three months ended September 30, 2022.

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

New Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. ASU 2016-13 replaces the probable, incurred loss model and is applicable to the measurement of credit losses on financial assets measured at amortized cost basis. Am entity should apply ASU 2016-13 on a modified-retrospective transition approach that would require a cumulative-effect adjustment to the opening retained earnings in the balance sheets as of the date of adoption. In March 2022, the FASB issued ASU 2022-02, Financial Instruments – Credit Losses (Topic 326): Troubled Debt Restructurings and Vintage Disclosures, which eliminates the accounting guidance for trouble debt restructurings by creditors and enhances the disclosure requirements for modifications of loans to borrowers experiencing financial difficulty. Additionally, ASU 2022-02 requires disclosure of gross write-offs by year of origination for receivables within the scope of Subtopic 326-20, Financial Instruments - Credit Losses - Measured at Amortized Cost, which should be applied prospectively. Both ASU 2016-13 and ASU 2022-02 are effective for smaller reporting companies for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years. The Company adopted ASU 2016-13 and ASU 2022-02 beginning January 1, 2023. The adoption of ASU 2016-13 and ASU 2022-02 did not have any impact on the Company’s consolidated financial statement presentation or disclosures.

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

3. INVENTORY

Inventory consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(unaudited)
Raw materials	$6,283	$60,705
Finished goods – health supplements	145,127	146,576
Less: inventory impairment allowance	(26,134)	(26,118)
Total	$125,276	$181,163

4. SECURITY DEPOSIT

As of September 30, 2023 and December 31, 2022, the security deposit was for rent of the Company’s office and warehouse of $91,841 and $41,841, respectively. The Company made a deposit of $50,000 for a new lease that was effective on September 1, 2023.

5. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following at September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(unaudited)
Leasehold improvements	$13,327	$57,067
Office furniture and equipment	394,399	406,241
Total	407,726	463,308
Less: accumulated depreciation	(229,612)	(216,929)
Net	$178,114	$246,379

Depreciation for the nine months ended September 30, 2023 and 2022 was $48,822 and $37,492, respectively.

Depreciation for the three months ended September 30, 2023 and 2022 was $16,289 and $15,232, respectively.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(unaudited)
Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,652)	(38,476)
Net	$626	$802

Amortization of intangible assets was $176 and $176 for the nine months ended September 30, 2023 and 2022, respectively.

Amortization of intangible assets was $59 and $59 for the three months ended September 30, 2023 and 2022, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at September 30, 2023 is as follows: $235, $235 and $157.

7. TAXES PAYABLE

Taxes payable at September 30, 2023 and December 31, 2022, was for sales tax and payroll tax payable of $22,962 and $8,392, respectively.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables consisted of the following September 30, 2023 and December 31, 2022:

	September 30, 2023	December 31, 2022
	(unaudited)
Accrued expenses	$6,810	$6,756
Credit card payable	47,415	39,277
Customer deposit	2,309	45,612
Total	$56,534	$91,645

9. GOVERNMENT LOANS PAYABLE

In May and June 2020, BEH, BEP and FDS received a total of $127,740 from the Paycheck Protection Program loan (“PPP loan”) from US Small Business Administration (“the SBA”). The loan will be fully forgiven if the funds are used for payroll costs, interest on mortgages, rent, and utilities (at least 60% of the forgiven amount must have been used for payroll). The loan amount not forgiven, will have annual interest of 1%. Loan payments will be deferred to either (1) the date that SBA remits the borrower’s loan forgiveness amount to the lender or (2) if the borrower does not apply for loan forgiveness, 10 months after the end of the borrower’s loan forgiveness covered period. Loans issued prior to June 5, 2020 have a maturity of two years, loans issued after June 5, 2020 have a maturity of five years. No collateral or personal guarantees are required. A borrower may apply for loan forgiveness any time on or before the maturity date of the loan, including before the end of the Covered Period (either (1) the 24-week (168-day) period beginning on the PPP Loan Disbursement Date, or (2) if the Borrower received its PPP loan before June 5, 2020, the Borrower may elect to use an eight-week (56-day) Covered Period); provided such application for loan forgiveness is made within 10 months after the last day of the covered period, otherwise the loan is no longer deferred and the borrower must begin paying principal and interest. Subsequently, The U.S. Treasury and SBA announced a streamlined PPP forgiveness application for loans of $50,000 or less (unless those borrowers together with their affiliates received loans totaling $2 million or more). It requires fewer calculations and may call for less documentation. It does not require borrowers to reduce their loan forgiveness calculations if they have reduced full-time equivalent (“FTE”) or salaries. In addition, in February 2021, BEH, BEP and FDS received a total of $115,245 from the second round of PPP loan from the SBA. As of December 31, 2021, all BEH, BEP and FDS’ PPP loans’ forgiveness were approved, and the Company recorded $242,985 PPP loan forgiveness as other income in the year ended December 31, 2021.

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

As of September 30, 2023, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending	Amount
(unaudited)
September 30, 2024	$4,727
September 30, 2025	4,907
September 30, 2026	5,094
September 30, 2027	5,289
September 30, 2028	5,491
Thereafter	186,504
Total	$212,013

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At September 30, 2023 and December 31, 2022, the Company had loans from one major shareholder (also the Company’s senior officer) for $908,646 and $2,543,155, respectively. At September 30, 2023 and December 31, 2022, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

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

At September 30, 2023 and December, 2022, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2019, 2020 and 2021.

The Company has NOL carry-forwards for Federal and California income tax purposes of $5.89 million and $5.27 million at September 30, 2023 and December 31, 2022, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.67 million as of September 30, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of September 30, 2023 and December 31, 2022 are as follows:

	September 30, 2023	December 31, 2022
	(unaudited)
Net deferred tax assets:
Bad debt expense	$1,978	$1,978
Inventory impairment	697	697
Operating lease charge	12,688	14,020
Depreciation and amortization	7,561	237
Expected income tax benefit from NOL carry-forwards	1,647,250	1,467,801
Less: valuation allowance	(1,670,174)	(1,484,733)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended September 30, 2023 and 2022 is as follows:

	2023	2022
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(4.77)%	(6.44)%
Change in valuation allowance	26.18%	27.98%
Effective income tax rate	0.41%	0.54%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the three months ended September 30, 2023 and 2022 is as follows:

	2023	2022
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.64)%
Change in valuation allowance	27.98%	27.64%
Effective income tax rate	0.00%	0.00%

The provision for income tax expense for the nine months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
	(unaudited)	(unaudited)
Income tax expense – current	$3,200	$3,200
Income tax benefit – current	-	-
Total income tax expense	$3,200	$3,200

The provision for income tax expense for the three months ended September 30, 2023 and 2022 consisted of the following:

	2023	2022
	(unaudited)	(unaudited)
Income tax expense – current	$-	$-
Income tax benefit – current	-	-
Total income tax expense	$-	$-

12. LEASES

Operating Leases

Warehouse and office lease

Effective October 1, 2018, the Company entered a 62.5 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $41,841. The monthly rent is approximately $16,200 with a 3% increase each year. The lease provided an option to extend at lease maturity for another five-years, with six months prior written notice of lessee’s intention to extend the lease. The Company’s CEO is the guarantor of this lease. Lessor will have the right to proceed against guarantor following any breach or default by lessee without first proceeding against lessee and without previous notice to or demand upon either lessee or guarantor. At the commence of the lease, the Management intended to use the option to extend 3 more years in the lease term. Lately, the Management decided to let the lease expire without renew on September 30, 2023. The Company recorded approximately $61,844 gain at termination of the lease and the amount was included into other expenses.

On May 18, 2023, the Company entered a 36 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year.

The components of lease costs, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
	(unaudited)	(unaudited)
Operating lease cost	$221,957	$159,844
Weighted Average Remaining Lease Term - Operating leases including options to renew	2.92 years	6.01 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
	(unaudited)	(unaudited)
Operating lease cost	$101,808	$53,281

Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of September 30, 2023:

For the 12 months ending	Operating Leases
(unaudited)
September 30, 2024	$566,613
September 30, 2025	583,611
September 30, 2026	549,652
Thereafter	-
Total undiscounted cash flows	1,699,876
Less: imputed interest	(148,756)
Present value of lease liabilities	$1,551,120

Equipment leases

In 2017, the Company entered two leases for two copiers with terms of 60 and 63 months respectively, and monthly payments of $162 and $213, respectively. The Company also entered two leases for two forklifts with a term of 60 months for each, and the monthly payment was $292 and $669, respectively. All these equipment lease expired in 2022.

The components of lease costs, lease term and discount rate with respect of these equipment leases are as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2023	September 30, 2022
	(unaudited)	(unaudited)
Operating lease cost	$0.00	$5,714
Weighted Average Remaining Lease Term - Operating leases	0.00 years	0.14 years
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
	(unaudited)	(unaudited)
Operating lease cost	$0.00	$488

Weighted Average Discount Rate - Operating leases	5%	5%

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

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

	Nine Months Ended September 30, 2023	Nine Months Ended September 30, 2022
Finance lease cost	(unaudited)	(unaudited)
Amortization	$9,687	$4,257
Interest on lease liabilities	1,793	920
Total finance lease cost	$11,480	$5,177
Weighted Average Remaining Lease Term - Finance leases	3.29	4.23
Weighted Average Discount Rate – Finance leases	5%	5%

	Three Months Ended September 30, 2023	Three Months Ended September 30, 2022
Finance lease cost	(unaudited)	(unaudited)
Amortization	$3,270	$3,110
Interest on lease liabilities	543	724
Total finance lease cost	$3,813	$3,834

Weighted Average Discount Rate – Finance leases	5%	5%

The following is a schedule, by years, of maturities of finance lease liabilities as of September 30, 2023:

For the 12 months ending	Finance Leases
(unaudited)
September 30, 2024	$15,337
September 30, 2025	13,995
September 30, 2026	9,967
September 30, 2027	7,475
Total undiscounted cash flows	46,774
Less: imputed interest	(3,776)
Present value of finance lease liabilities	$42,998

13. LOAN PAYABLES

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $2,806 and $3,796 during the nine months ended September 30, 2023 and 2022, respectively. The Company recorded interest expense of $837 and $1,185 during the three months ended September 30, 2023 and 2022, respectively.

The following is a schedule, by years, of maturities of loan payable as of September 30, 2023:

For the 12 months ending	Loan Payable
(unaudited)
September 30, 2024	$13,913
September 30, 2025	9,974
September 30, 2026	9,143
September 30, 2027	-
Total undiscounted cash flows	33,030
Less: imputed interest	(4,242)
Present value of loan payables	$28,788

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

Related Party Transactions

Loans from Officer

At September 30, 2023 and December 31, 2022, the Company had loans from one major shareholder (also the Company’s senior officer) of $908,646 and $2,543,155, respectively. At September 30, 2023 and December 31, 2022, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

The interim consolidated financial information as of September 30, 2023 and for the nine and three-month periods ended September 30, 2023 and 2022 was prepared without audit, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures, which are normally included in CFS prepared in accordance with U.S. GAAP were not included. The interim consolidated financial information should be read in conjunction with the Financial Statements and the notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

In the opinion of management, all adjustments (which include all significant normal and recurring adjustments) necessary to present a fair statement of the Company’s consolidated financial position as of June 30, 2023, its consolidated results of operations for the nine and three months ended September 30, 2023 and 2022, and cash flows for the nine and three months ended September 30, 2023 and 2022, as applicable, were made. The results for the period ended September 30, 2023 are not necessarily indicative of the results to be expected for the entire fiscal year ending December 31, 2023 or for any future period.

Going Concern

The Company incurred net losses of $778,192 and $596,548 for the nine months ended September 30, 2023 and 2022, respectively. The Company incurred net losses of $314,842 and $199,233 for the three months ended September 30, 2023 and 2022, respectively.  The Company also had an accumulated deficit of $8,946,787 as of September 30, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2023 and December 31, 2022, the bad debt allowance was $2,252 and $2,252, respectively.

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

Results of operations

Comparison of nine months ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$407,814	53.90%	$483,432	61.46%	$(75,618)	(15.64)%
Manufacture service revenue	348,784	46.10%	303,170	38.54%	45,614	15.05%
Total revenues	756,598	100.00%	786,602	100.00%	(30,004)	(3.81)%
Cost of goods sold	212,359	28.07%	232,911	29.61%	(20,552)	(8.82)%
Cost of manufacture service	247,797	32.75%	239,380	30.43%	8,417	3.52%
Total cost of revenues	460,156	60.82%	472,291	60.04%	(12,135)	(2.57)%
Gross profit	296,442	39.18%	314,311	39.96%	(17,869)	(5.69)%
Selling expenses	96,509	12.76%	68,858	8.75%	27,651	40.16%
General and administrative expenses	948,004	125.30%	820,350	104.29%	127,654	15.56%
Operating expenses	1,044,513	138.05%	889,208	113.04%	155,305	17.47%
Loss from operations	(748,071)	(98.87)%	(574,897)	(73.09)%	(173,174)	30.12%
Other income (expense), net	(26,921)	(3.56)%	(18,451)	(2.35)%	(8,470)	45.91%
Loss before income taxes	(774,992)	(102.43)%	(593,348)	(75.43)%	(181,644)	30.61%
Income tax expense	3,200	0.42%	3,200	0.41%	-	-%
Net loss	$(778,192)	(102.85)%	$(596,548)	(75.84)%	$(181,644)	30.45%

Sales

Sales for the nine months ended September 30, 2023 and 2022 were $756,598 and $786,602, respectively, a decrease of $30,004 or 3.81%. The decrease was primarily attributable to (i) decrease in sales of goods due to lack of stock, and (ii) decreased shipping income resulting from us offering free shipping to attract more customers, offset by (iii) increased revenue from manufacture service (OEM) provided by BEP, as we obtained quite a few large amount orders from new customers in 2023.

Costs of revenue

Costs of revenue for the nine months ended September 30, 2023 and 2022 was $460,156 and $472,291, respectively, a decrease of $12,135 or 2.57%. The decrease of COGS in 2023 was mainly due to decreased cost of products sold in light of the decrease in sale. During the nine months ended September 30, 2023, we continue to control our inventory purchased from overseas at a minimum level. However, the percentage of cost of goods sold to total sales of goods was 52.07% and 48.18% for the nine months ended June 30, 2023 and 2022, respectively, an increase of 3.89%. The percentage of cost of manufacture services to total manufacture income was 71.05% and 78.96% for the nine months ended September 30, 2023 and 2022, respectively, a decrease of 7.91%.

Gross profit

For the factors mentioned above, the gross profit for the nine months ended September 30, 2023 and 2022 was $296,442 and $314,311, respectively, a decrease of $17,869 or 5.69%. The blended profit margin was 39.18% and 39.96% for the nine months ended September 30, 2023 and 2022, respectively. The decrease in gross profit margin was mainly due to decreased gross profit of $55,066 from sales of goods, and partly offset by the increased gross profit from manufacture service.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $96,509 for the nine months ended September 30, 2023, compared to $68,858 for the nine months ended September 30, 2022, an increase of $27,651 or 40.16%, mainly resulting from increased show expense by $11,530 and increased marketing expense by $17,550, which was partly offset by decreased advertising fee by $6,650.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $948,004 for the nine months ended September 30, 2023, compared to $820,350 for the nine months ended September 30, 2022, an increase of $127,654 or 15.56%, the increase was mainly due to increased salaries expense by $53,410 as our average salaries increased, increased office rental expense by $48,530, and increased contractor labor fee by $15,090, offset by decreased commission fee by $9,480.

Other expenses, net

Other expenses was $26,921 and $18,451 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, other expenses mainly consisted of interest expense of $15,957, finance lease interest expenses of $1,793, financial expense of $3,078, loss of $50,000 in debt to stock conversion, loss of $23,058 in disposal of fixed assets, offset by a gain of $61,844 on termination of a lease. For the nine months ended September 30, 2022, other expenses mainly consisted of interest expense of $16,495, finance lease interest expenses of $4,595, and net other income of $2,639.

Net loss

We had a net loss of $778,192 for the nine months ended September 30, 2023, compared to $596,548 for the nine months ended September 30, 2022, an increase of $181,644 or 30.45%, reflected the above-mentioned factors combined.

Comparison of three months ended September 30, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$116,148	74.60%	$163,342	85.05%	$(47,194)	(28.89)%
Manufacture service revenue	39,547	25.40%	28,710	14.95%	10,837	37.75%
Total revenues	155,695	100.00%	192,052	100.00%	(36,357)	(18.93)%
Cost of goods sold	53,768	34.53%	62,539	32.56%	(8,771)	(14.02)%
Cost of manufacture service	81,682	52.46%	43,006	22.39%	38,676	89.93%
Total cost of revenues	135,450	87.00%	105,545	54.96%	29,905	28.33%
Gross profit	20,245	13.00%	86,507	45.04%	(66,262)	(76.60)%
Selling expenses	23,416	15.04%	20,365	10.60%	3,051	14.98%
General and administrative expenses	343,977	220.93%	258,712	134.71%	85,265	32.96%
Operating expenses	367,393	235.97%	279,077	145.31%	88,316	31.65%
Loss from operations	(347,148)	(222.97)%	(192,570)	(100.27)%	(154,578)	80.27%
Other income (expense), net	32,306	20.75%	(6,663)	(3.47)%	38,969	(584.86)%
Loss before income taxes	(314,842)	(202.22)%	(199,233)	(103.74)%	(115,609)	58.03%
Income tax expense	-	-%	-	-%	-	-%
Net loss	$(314,842)	(202.22)%	$(199,233)	(103.74)%	$(115,609)	58.03%

Sales

Sales for the three months ended September 30, 2023 and 2022 were $155,695 and $192,052, respectively, a decrease of $36,357 or 18.93%. The decrease was primarily attributable to decrease in sales of goods due to relocation of the company.

Costs of revenue

Costs of revenue for the three months ended September 30, 2023 and 2022 was $135,450 and $105,545, respectively, an increase of $29,905 or 28.33%. The increase was mainly due to increased labor cost for manufacturing services.

Gross profit

For the factors mentioned above, the gross profit for the three months ended September 30, 2023 and 2022 was $20,245 and $86,507, respectively, a decrease of $66,262 or 76.60%. The blended profit margin was 13.00% and 45.04% for the three months ended September 30, 2023 and 2022, respectively. The decreased gross profit margin was mainly due to the decreased of sales of goods and increased manufacture service costs.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense was $23,416 for the three months ended September 30, 2023, compared to $20,365 for the three months ended September 30, 2022, an increase of $3,051 or 14.98%, mainly resulting from increased shipping expense by $5,010, and increased marketing expense by $6,000, which was partly offset by decreased show expense by $7,360.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $343,977 for the three months ended September 30, 2023, compared to $258,712 for the three months ended September 30, 2022, an increase of $85,265 or 32.96%, the increase was mainly due to increased salaries expense by $34,510, increased office rental expense by $48,530, offset by decreased maintenance and repair expenses by $6,180.

Other expenses, net

Other income was $32,306 and other expense was $6,663 for the three months ended September 30, 2023 and 2022, respectively. For the three months ended September 30, 2023, other income mainly consisted of gain of $61,844 on termination of a lease, offset by loss of $23,058 in disposal of fixed assets and interest expense of $5,483. For the three months ended September 30, 2022, other expenses mainly consisted of total interest expense of $5,980 and financial expense of $917.

Net loss

We had a net loss of $314,842 for the three months ended September 30, 2023, compared to $199,233 for the three months ended September 30, 2022, an increase of $115,609 or 58.03%, reflected the above-mentioned factors combined.

Liquidity and Capital Resources

As of September 30, 2023, we had cash and equivalents of $89, bank overdraft of $28,088, other current assets of $229,186, other current liabilities (excluding bank overdraft) of $2,165,911, working capital deficit of $1,964,724, a current ratio of 0.10:1. As of December 31, 2022, we had cash and equivalents of $6,262, bank overdraft of 53,651, other current assets of $197,569, other current liabilities (excluding bank overdraft) of $3,504,179, working capital deficit of $3,353,999, a current ratio of 0.06:1.The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2023, and 2022, respectively.

	2023	2022
Net cash used in operating activities	$(821,579)	$(573,958)
Net cash used in investing activities	$(3,614)	$(53,593)
Net cash provided by financing activities	$819,020	$627,820

Net cash used in operating activities

Net cash used in operating activities was $821,579 for the nine months ended September 30, 2023, compared to $573,958 in 2022. The increase of cash outflow of $247,621 from operating activities for the nine months ended September 30, 2023 was principally attributable to increased net loss by $181,644, increased cash outflow on accounts payable by $21,490, increased cash outflow on advance to suppliers by $85,883, which was partly offset by increased cash inflow on inventory by $43,662.

Net cash used in investing activities

Net cash used in investing activities was $3,614 and $53,593 for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, net cash used in investing activities was mainly for the payment of leaseholder improvement. For the nine months ended September 30, 2022, net cash used in investing activities was mainly for the purchase of fixed assets.

Net cash provided by financing activities

Net cash provided by financing activities was $819,020 for the nine months ended September 30, 2023, compared to $627,820 in 2022. The net cash provided by financing activities for nine months ended September 30, 2023 mainly consisted of proceeds of $865,491 loan from one major shareholder (also the senior officer), partly offset by bank overdraft of 25,563, and repayment of loan payable and finance lease liability of $18,018. The net cash provided by financing activities for the nine months ended September 30, 2022 consisted of proceeds of $628,000 from loan from one major shareholder (also the senior officer) and increase in bank overdraft of $13,801, partly offset by repayment of loan payable of $9,335 and payment of finance lease liability of $4,646.

Our current liabilities exceed current assets at September 30, 2023, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty to meet upcoming cash requirements. As of September 30, 2023, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of September 30, 2023, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Contractual Obligations

Lease commitment

Operating lease

On May 18, 2023, the Company entered a 36 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year.

The following is a schedule, by years, of maturities of warehouse and office lease liabilities as of September 30, 2023:

For the 12 months ending	Operating Leases
(unaudited)
September 30, 2024	$566,613
September 30, 2025	583,611
September 30, 2026	549,652
Thereafter	-
Total undiscounted cash flows	1,699,876
Less: imputed interest	(148,756)
Present value of lease liabilities	$1,551,120

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

The following is a schedule, by years, of maturities of finance lease liabilities as of September 30, 2023:

For the 12 months ending	Finance Leases
(unaudited)
September 30, 2024	$15,337
September 30, 2025	13,995
September 30, 2026	9,967
September 30, 2027	7,475
Total undiscounted cash flows	46,774
Less: imputed interest	(3,776)
Present value of finance lease liabilities	$42,998

Long-Term Debts

Loan payables

In June 2021, the Company entered a loan agreement of $14,549 for purchasing a videojet with interest rate of 14.11% and a term of three-years. In September 2021, the Company entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $2,806 and $3,796 during the nine months ended September 30, 2023 and 2022, respectively. The Company recorded interest expense of $837 and $1,185 during the three months ended September 30, 2023 and 2022, respectively.

The following is a schedule, by years, of maturities of loan payable as of September 30, 2023:

For the 12 months ending	Loan Payable
(unaudited)
September 30, 2024	$13,913
September 30, 2025	9,974
September 30, 2026	9,143
September 30, 2027	-
Total undiscounted cash flows	33,030
Less: imputed interest	(4,242)
Present value of loan payables	$28,788

Government loans

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

As of September 30, 2023, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending	Amount
(unaudited)
September 30, 2024	$4,727
September 30, 2025	4,907
September 30, 2026	5,094
September 30, 2027	5,289
September 30, 2028	5,491
Thereafter	186,504
Total	$212,013

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

On September 30, 2023, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2023, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on September 30, 2023 as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on September 30, 2023 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer

Date:	November 13, 2023

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer

Dated:	November 13, 2023