Form 10-K
period 2023-12-31
Bio Essence Corp
filed 2024-04-15
CIK 1723059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

BIO ESSENCE CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

California	333-232839	94-3349551
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

12 Chrysler Unit B Irvine CA 92618
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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the issuer (based on a valuation of $0.50 per share) was $1,272,000 as of December 31, 2023.

As of the most recent practicable date, there were 38,009,000 shares of common stock issued and outstanding, with a par value $0.0001.

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

Item 1. Business

General Corporate History

Bio Essence Corp. (“we,” “us,” “Bio Essence,” or the “Company”) is an herbal health, diet, and nutrition company. The Company’s mission is to provide herbal health, diet, and vitamin nutritional supplements, as explained below.

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

The primary focus of BEP is producing products for BEH and McBE, along with providing original equipment manufacturing and private label services to other companies. BEH targets and develops traditional Chinese medicines (“TCM”) in the form of single herbs, granules, pills, and tablets. It also offers special formulated dietary supplements and medical food. The Company intends to develop this subsidiary into one that is engaged in integrated health and to provide its customers to interact with dietitians, nutraceutical practitioners, and traditional integrative wellness doctors worldwide. McBE is in the process of implementing a new business plan that focuses on developing pharmaceuticals, supplements, and other similar products.

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

On December 12, 2023, the Company entered into a Stock Purchase Agreement (“SPA”) with Newway, Inc., a California corporation (“Newway”) whereby the Company agreed to sell to Newway its wholly owned subsidiary, BEP, in exchange for cash consideration in the amount of Three Hundred Thousand Dollars ($300,000). The transaction closed prior to December 31, 2023. The effective date of the SPA identifies December 5, 2023 as the effective date, but a fully executed copy of the SPA was not available until December 12, 2023. The Board of Directors approved the sale pursuant to a Consent Resolution dated December 5, 2023. There was no material relationship between the Company and Newway.  As a result of the transaction, the Company no longer holds any interest in BEP or the products and/or services it currently provides.

The Company is headquartered at 12 Chrysler, Unit B, Irvine, CA 92618 and the Company’s website is http://www.bioessencecorp.com. Our telephone number is (949) 706-9966. An organizational chart appearing on the next page provides an illustration of the relationship between the entities identified above.

Employees

The Company currently has 12 full-time employees.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

The Company maintains an office at 12 Chrysler, Unit B, Irvine, CA 92618. This location serves as the Company’s main headquarters. We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 100,000,000 shares of authorized common stock (CUSIP# 09090C105), of which, as of the end of our 2023 fiscal year, had 38,009,000 issued and outstanding. The Company’s stock trades on the OTC Markets, under the symbol BIOE.

As of the most recent practicable date, there are 48 record holders of our common stock. The Company has not paid any cash dividends to date and may consider but no final decision has been made in paying dividends in the foreseeable future. We have no securities authorized for issuance under any Equity Compensation Plans.

Preferred Stock

We do not have a class of preferred stock.

Dividends

We have not paid any dividends on our common stock to date. The payment of dividends in the future will be contingent upon our revenues and earnings, if any, capital requirements and general financial condition subsequent to completion of a business combination. The payment of any will be within the discretion of our then Board of Directors. It is the present intention of our Board of Directors to retain earnings, if any, for use in our business operations.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any current equity compensation plans or any individual compensation arrangements with respect to its common stock or preferred stock. The issuance of any of our common or preferred stock is within the discretion of our Board of Directors, which has the power to issue any or all of our authorized but unissued shares without stockholder approval.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Business Overview

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS have been owned under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: BEP and BEH, Bio Essence transferred its manufacturing operation into BEP, and transferred its distributing operation into BEH. On March 1, 2017, the 100% shareholder of FDS transferred all her ownership in FDS into Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in research and development and manufacture of prescription medicine. As a result of the ownership restructure, BEP, BEH, and MCBE became wholly owned subsidiaries of Bio Essence, and Bio Essence serves as a holding corporation for these subsidiaries. McBE has not engaged in any operations since its inception. On December 12, 2023, the Company entered into an agreement with Newway Inc to sell the 100% equity ownership of BEP for $300,000.

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

Related Party Transactions

Loans from Officer

At December 31, 2023 and 2022, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,214,046 and $2,543,155, respectively. At December 31, 2023 and 2022, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $802,547 and $527,884 from the company’s continuing operations for the years ended December 31, 2023 and 2022, respectively.  The Company also had an accumulated deficit of $9,140,474 from the company’s continuing operations as of December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2023 and 2022, the bad debt allowance was $2,252 and $2,252, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2023 and 2022.

Results of operations

Comparison of Continuing operations for the years ended December 31, 2023 and 2022

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2023	% of Sales	2022	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$551,506	100.00%	$621,590	100.00%	$(70,084)	(11.27)%
Manufacture service revenue	-	-	-	-	-	-
Total revenues	551,506	100.00%	621,590	100.00%	(70,084)	(11.27)%
Cost of goods sold	274,060	49.69%	293,264	47.18%	(19,204)	(6.55)%
Cost of manufacture service	-	-%	-	-%	-	-%
Total cost of revenues	274,060	49.69%	293,264	47.18%	(19,204)	(6.55)%
Gross profit	277,446	50.31%	328,326	52.82%	(50,880)	(15.50)%
Selling expenses	92,187	16.72%	76,318	12.28%	15,869	20.79%
General and administrative expenses	974,309	176.66%	763,146	122.77%	211,163	27,67%
Operating expenses	1,066,496	193.98%	839,464	135.05%	227,032	27.04%
Loss from operations	(789,050)	(143.07)%	(511,138)	(82.23)%	(277,912)	54.37%
Other income (expense), net	(11,097)	(2.01)%	(14,246)	(2.29)%	3,149	(22.10)%
Loss before income taxes	(800,147)	(145.08)%	(525,384)	(84.52)%	(274,763)	52.30%
Income tax expense	2,400	0.44%	2,500	0.40%	(100)	(4.00)%
Net loss from continuing operations	(802,547)	(145.22)%	(527,884)	(84.92)%	(274,663)	52.03%
Loss from discontinued operations	(236,783)	(42.93)%	(281,795)	(45.33)%	45,012	(15.97)%
Gain from disposal of discontinued operations	67,451	12.23%	-	-	67,451	-%
Net loss	$(971,879)	(176.22)%	$(809,679)	(130.26)%	$(162,200)	20.03%

Sales

Sales from the company’s continuing operations for the years ended December 31, 2023 and 2022 were $551,506 and $621,590, respectively, a decrease of $70,084 or 11.27%. The decrease was primarily attributable to (i) decrease in sales of goods due to lack of stock, and (ii) decreased shipping income resulting from us offering free shipping to attract more customers.

Costs of revenue

Costs of revenue from the company’s continuing operations for the years ended December 31, 2023 and 2022 was $274,060 and $293,264, respectively, a decrease of $19,204 or 6.55%. The decrease of COGS in 2023 was mainly due to decreased sales. The percentage of cost of goods sold to total sales of goods was 49.69% and 47.18% for the years ended December 31, 2023 and 2022, respectively, an increase of 2.51%.

Gross profit

For the factors mentioned above, the gross profit from the company’s continuing operations for the years ended December 31, 2023 and 2022 was $277,446 and $328,326, respectively, a decrease of $50,880 or 15.50%. The blended profit margin was 50.31% and 52.82% for the years ended December 31, 2023 and 2022, respectively. The decrease in gross profit margin was mainly due to decreased gross profit of $50,880 from sales of goods.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense from the company’s continuing operations was $92,187 for the year ended December 31, 2023, compared to $76,318 for the year ended December 31, 2022, an increase of $15,869 or 20.79%, mainly resulting from increased show expense by $2,765, increased shipping expense by $7,342, and increased marketing expense by $16,574, which was partly offset by decreased advertising fee by $10,811.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $974,309 for the year ended December 31, 2023, compared to $763,146 for the year ended December 31, 2022, an increase of $211,163 or 27.67%, the increase was mainly due to increased salaries expense by $66,746 as our average salaries increased, increased office rental expense by $85,487, increased manufacturing overhead by $65,997, offset by decreased commission fee by $11,729.

Other expenses, net

Other expenses from the company’s continuing operations was $11,097 and $14,246 for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023, other expenses mainly consisted of interest expense of $17,344, loss of $50,000 in debt to stock conversion, loss of $23,058 in disposal of fixed assets, offset by other income of $79,825. For the year ended December 31, 2022, other expenses mainly consisted of interest expense of $14,131, finance expenses of $5,095, and net other income of $4,980.

Net loss

We had a net loss of $802,547 from the company’s continuing operations for the year ended December 31, 2023, compared to $527,884 for the year ended December 31, 2022, a decrease of $274,663 or 52.03%, reflected the above-mentioned factors combined.

Liquidity and Capital Resources

As of December 31, 2023, from the company’s continuing operations, we had cash and equivalents of $114, bank overdraft of $14,866, other current assets of $1,103,462, other current liabilities (excluding bank overdraft) of $3,167,808, working capital deficit of $2,079,098, a current ratio of 0.35:1. As of December 31, 2022, we had cash and equivalents of $6,262, bank overdraft of 53,651, other current assets of $197,569, other current liabilities (excluding bank overdraft) of $3,504,179, working capital deficit of $3,353,999, a current ratio of 0.06:1.The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2023, and 2022, respectively.

	2023	2022
Net cash used in operating activities for continuing operations	$(848,443)	$(496,595)
Net cash used in operating activities for discontinued operations	(177,228)	(206,646)
Net cash used in operating activities	(1,025,671)	(703,241)

Net cash used in investing activities for continuing operations	(3,614)	(3,742)
Net cash used in investing activities for discontinued operations	(87,870)	(55,378)
Net cash used in investing activities	(91,484)	(59,120)

Net cash provided by financing activities for continuing operations	1,147,384	835,406
Net cash provided by financing activities for discontinued operations	(36,377)	(67,086)
Net cash provided by financing activities	$1,111,007	$768,320

Net cash used in operating activities for continuing operations

Net cash used in operating activities for continuing operations was $848,443 for the year ended December 31, 2023, compared to $496,595 in 2022. The increase of cash outflow of $351,848 from operating activities for the year ended December 31, 2023 was principally attributable to increased net loss by $207,212, increased cash outflow on security deposit by $52,545, and increased cash outflow on inventory by $44,658.

Net cash used in investing activities for continuing operations

Net cash used in investing activities for continuing operations was $3,614 and $3,742 for the years ended December 31, 2023 and 2022, respectively. For the year ended December 31, 2023 and 2022, net cash used in investing activities was mainly for the payment of fixed assets.

Net cash provided by financing activities for continuing operations

Net cash provided by financing activities for continuing operations was $1,147,384 for the year ended December 31, 2023, compared to $835,406 in 2022. The net cash provided by financing activities for year ended December 31, 2023 mainly consisted of proceeds of $1,170,891 loan from one major shareholder (also the senior officer), partly offset by bank overdraft of $16,971, and repayment of government loan of $4,211,and repayment of finance lease liability of $2,325. The net cash provided by financing activities for the year ended December 31, 2022 consisted of proceeds of $758,000 from loan from one major shareholder (also the senior officer) and increase in bank overdraft of $21,016, proceeds from government SBA loan of $58,413, partly offset by repayment of finance lease liability of $2,023.

Our current liabilities exceed current assets at December 31, 2023, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty meeting upcoming cash requirements. As of December 31, 2023, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of December 31, 2023, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Contractual Obligations

Lease Commitment

Operating Lease

On May 18, 2023, the Company entered a 36 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year.

The following is a schedule, by years, of maturities of warehouse and office lease liabilities from the company’s continuing operations as of December 31, 2023:

For the 12 months ending	Operating Leases
(unaudited)
December 31, 2024	$570,852
December 31, 2025	587,978
December 31, 2026	399,747
Thereafter	-
Total undiscounted cash flows	1,558,577
Less: imputed interest	(124,951)
Present value of lease liabilities	$1,433,626

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

The following is a schedule, by years, of maturities of finance lease liabilities from the company’s continuing operations as of December 31, 2023:

For the 12 months ending	Finance Leases
(unaudited)
December 31, 2024	$2,802
December 31, 2025	1,401
December 31, 2026
December 31, 2027
Total undiscounted cash flows	4,203
Less: imputed interest	(162)
Present value of finance lease liabilities	$4,041

Long-Term Debts

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

As of December 31, 2023, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
(unaudited)
December 31, 2024	$4,624
December 31, 2025	4,800
December 31, 2026	4,983
December 31, 2027	5,173
December 31, 2028	5,371
Thereafter	179,252
Total	$204,203

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

Evaluation of Disclosure Controls and Procedures

For purposes of this Item 9A, the term disclosure controls and procedures means controls and other procedures of the Company (i) that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq. and hereinafter the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the rules and forms of the SEC, and (ii) include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

On December 31, 2023, Ms. Yan reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Exchange Act Rule 13a-15. Our internal control over financial reporting is designed to provide reasonable assurance to our management and BOD regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our internal control over financial reporting based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2023, our internal controls over financial reporting were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding internal control over financial reporting and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to internal control over financial reporting.

Changes in Internal Controls over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2023, as covered by this report that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Age	Position	Familial Relationships
Yin Yan	48	Chief Executive Officer, Chief Financial Officer, and Chairman of the Board of Directors	None
Dr. Siyavqwh Fooladian	43	Director	None
Simon Shavanson	53	Director	None
Yangyang Huang	41	Director	None
Tuan Tran	50	Vice President of Operations	None

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

Dr. Siyavash Fooladian, Director

Siyavash Fooladian, MD, MPH is a board-certified Cardiac Anesthesiologist, Ironman triathlete, and a passionate advocate for a holistic, integrative approach to health and wellness. With over ten years of clinical experience caring for patients with an array of medical ailments, Dr. Fooladian understands the need for an integrative approach to health. He believes that optimal health can be achieved and maintained by holistic understanding of a patient’s mind, body, and spirit and thereby, merging the best of Eastern and Western modalities to treat the root cause of disease.

Dr. Fooladian has seen firsthand how opioid addiction and the opioid crisis have affected the well-being of his patients. He has also witnessed complications, in both young and elderly patients, such as reversible and irreversible kidney failure, gastrointestinal bleeding, and liver dysfunction from pharmaceutical alternatives to opioids—NSAIDS (ibuprofen, Motrin, Alleve, etc.) and Tylenol. An expert in alleviating his patients’ pain during and after surgery, Dr. Sia leveraged his medical knowledge and passion for creating impact to support integrative wellness. Dr. Fooladian maintains a daily practice of meditation and mindfulness, alongside nutraceutical supplementation and cold therapy in order to promote peak performance in his active lifestyle.

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

Yangyang Huang, Director

Ms. Huang has served as a director of the Company since November 2017. She has served as the Chief Executive Officer and Chairman of Panjin Futian Petrochemical Industry Development Co., Ltd., since 2016. She has been previously employed by the People’s Bank of China from 2007 to 2016 as a principal staff member responsible for approval of international payments made by commercial banks and monitoring of foreign exchange transactions. Prior to her position at People’s Bank of China, Ms. Yang was employed by Industrial and Commercial Bank of China from 2005 to 2007 as a staff member. Ms. Yang holds a Ph.D. in finance from Dongbei University of Finance and Economics, a Masters in Management from the University of Leeds, and a B.A. in English and International Trade from Dalian University. The Company believes Ms. Yang’s experiences will greatly assist the Company as it expands and implements is business plan.

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

Item 11. Executive Compensation.

The Company does not have employment contracts with its officers or directors. All employees of the Company are at-will employees. The Company’s principal executive and financial officer, Yin Yan, does not have a written employment agreement and does not earn a salary. Compensation for Ms. Yan and the Company’s two highest paid employees are detailed in the Summary Compensation table below. Ji Ping Rong the Company’s operation manager, earns $72,000 annually, while Yuling Huang earns $60,000 for his role as the Company’s accounting manager.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Yin Yan (PEO)	2023	$-	$-	$-	$-	$-	$-	$-	$-
Ji Ping Rong	2023	$72,000.00	$-	$-	$-	$-	$-	$-	$72,000.00
Yuling Huang	2023	$60,000.00	$-	$-	$-	$-	$-	$-	$60,000.00

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
-	-	-	-	-	-	-	-	-	-

The Company does not have any outstanding equity awards for its employees.

Director Compensation

The following table provides information regarding the compensation of our named directors for the fiscal year ending on December 31, 2023.

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Yin Yan
(Chief Executive Officer, Chief Financial Officer, and Director)	$—	$—	$—	$—	$—	$—	$—	$—
Yangyang Huang (Director)	$—	$—	$—	$—	$—	$—	$—	$—
Dr. Siyavash Fooladian	$—	$—	$—	$—	$—	$—	$—	$—
Simon Shavanson	$—	$—	$—	$—	$—	$—	$—	$—

The Company’s directors serve in unpaid positions and do not receive an annual salary, bonus, or other compensation for their role as board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2023. There are no pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Yin Yan(1) – 31921 Apuesto Way, Trabuco Canyon CA, 92679	14,000,000 shares— directly owned	36.8%
Common Stock	Jian Yang(2) – 2012 Paseo Del Mar, Palos Verdes Estates, CA 90274	21,000,000 shares— directly owned	55.3%

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

Item 14. Principal Accounting Fees and Services.

Keith K. Zhen, CPA is the Company’s independent registered public accounting firm. Below are aggregate fees billed by Keith K. Zhen, CPA for professional services rendered for the year ended December 31, 2023.

Audit Fees

The fees for the audit services billed and to be billed by Keith K. Zhen, CPA for the year ended December 31, 2023 amounted to $32,000.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by Keith K. Zhen, CPA for professional services for tax compliance, tax advice, and tax planning for 2023.

All Other Fees

There were no fees billed by Keith K. Zhen, CPA for other products and services for 2023.

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

Dated: April 15, 2024

	By:	/s/ Yin Yan
Yin Yan, Chief Executive Officer
(Principal Executive and Financial Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Yin Yan	Chief Executive Officer	April 15, 2024
Yin Yan	(Principal Executive Officer), Chief Financial Officer (Principal Financial Officer) Chief Accounting Officer (Controller or Principal Accounting Officer), and Director

/s/ Sia Fooladian	Director	April 15, 2024
Dr. Sia Fooladian

/s/ Simon Shavanson	Director	April 15, 2024
Simon Shavanson

/s/ Yang Yang Huang	Director	April 15, 2024
Yang Yang Huang

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Bio Essence Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Bio Essence Corp. and subsidiaries (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/S/ Keith K Zhen CPA
Keith K Zhen CPA

PCAOB ID 6673

We have served as the Company’s auditor since 2021

Brooklyn, NY

April 15, 2024

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF DECEMBER 31,	AS OF DECEMBER 31,
	2023	2022
ASSETS

CURRENT ASSETS
Cash and equivalents	$114	$6,262
Accounts receivable, net	35,093	5,599
Other receivables	919,477	-
Prepaid expenses	5,633	8,820
Advance to suppliers	-	1,987
Inventory, net	143,259	181,163
Total current assets	1,103,576	203,831
NONCURRENT ASSETS
Security deposit	94,386	41,841
Right-of-use assets, net	1,427,918	1,054,872
Property and equipment, net	35,330	246,379
Intangible assets, net	567	802
Total non-current assets	1,558,201	1,343,894
TOTAL ASSETS	$2,661,777	$1,547,725

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$14,866	$53,651
Accounts payable	169,928	49,776
Taxes payable	6,909	8,392
Accrued liabilities and other payables	649,797	91,645
Accrued interest on government loans	16,024	16,867
Operating lease liabilities	495,217	156,560
Finance lease liabilities	2,660	12,603
Loan payables	-	11,954
Government loans payable - current portion	4,596	4,596
Loan from shareholders	1,822,677	3,151,786
Total current liabilities	3,182,674	3,557,830
NONCURRENT LIABILITIES
Operating lease liabilities	938,409	952,756
Finance lease liabilities	1,381	39,687
Loan payables	-	25,561
Government loans payable	199,607	210,306
Total non-current liabilities	1,139,397	1,228,310
TOTAL LIABILITIES	4,322,071	4,786,140

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of December 31, 2023 and 2022	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 and 33,009,000 as of December 31, 2023 and 2022	3,801	3,301
Additional paid in capital	7,476,379	4,926,879
Accumulated deficit	(9,140,474)	(8,168,595)
TOTAL STOCKHOLDERS’ DEFICIT	(1,660,294)	(3,238,415)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,661,777	$1,547,725

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2023	2022
Revenues
Sales of goods	$551,506	$621,590
Total revenues	551,506	621,590

Cost of revenues
Cost of goods sold	274,060	293,264
Total cost of revenues	274,060	293,264

Gross profit	277,446	328,326

Operating expenses
Selling	92,187	76,318
General and administrative	974,309	763,146

Total operating expenses	1,066,496	839,464

Loss from operations	(789,050)	(511,138)

Other income (expenses)
Interest expense	(17,344)	(14,131)
Financial expense	-	(5,095)
Other income	79,825	5,536
Other expenses	(73,578)	(556)

Other income (expenses), net	(11,097)	(14,246)

Loss before income taxes	(800,147)	(525,384)

Income tax expense	2,400	2,500

Net loss from continuing operations	(802,547)	(527,884)

Loss from discontinued operations	(236,783)	(281,795)
Gain from disposal of discontinued operations	67,451	-

Net loss	$(971,879)	$(809,679)

Basic and diluted weighted average shares outstanding	35,954,205	33,009,000

Basic and diluted net loss per share	$(0.02)	$(0.02)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

YEAR ENDED DECEMBER 31, 2023 AND 2022

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL
Balance at January 1, 2022	33,009,000	$3,301	$4,926,879	$(7,358,916)	$(2,428,736)

Net loss	-	-	-	(809,679)	(809,679)

Balance at December 31, 2022	33,009,000	3,301	4,926,879	(8,168,595)	(3,238,415)

Net loss	-	-	-	(971,879)	(971,879)

Shares issued for shareholder’s loan settlement	5,000,000	500	2,549,500	-	2,550,000

Balance at December 31, 2023	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	YEAR ENDED DECEMBER 31,
	2023	2022
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss from continuing operations	$(802,547)	$(527,884)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	17,418	14,513
Operating lease expense	367,539	219,252
Gain on operating lease termination	(61,844)	-
Loss on shareholder’s note conversion	50,000	-
Gain on disposal of fixed assets	3,859	-
Changes in assets / liabilities:
Accounts receivable	(5,788)	1,357
Prepaid expenses	(927)	1,646
Security deposit	(52,545)	-
Inventory	(10,090)	34,568
Accounts payable	(7,390)	(15,130)
Customer deposit	-	(535)
Accrued liabilities and other payables	5,907	7,283
Accrued interest	(243)	7,171
Taxes payable	2,638	(2,999)
Payment on lease liabilities	(354,430)	(235,837)

Net cash used in continuing operations	(848,443)	(496,595)
Net cash used in discontinued operations	(177,228)	(206,646)

Net cash used in operating activities	(1,025,671)	(703,241)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of fixed assets	(3,614)	(3,742)

Net cash used in continuing operations	(3,614)	(3,742)
Net cash used in discontinued operations	(87,870)	(55,378)

Net cash used in investing activities	(91,484)	(59,120)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(16,971)	21,016
Repayment of finance lease liabilities	(2,325)	(2,023)
Proceeds from (repayment of) government loans	(4,211)	58,413
Loan from shareholder	1,170,891	758,000

Net cash provided by continuing operations	1,147,384	835,406
Net cash provided by discontinued operations	(36,377)	(67,086)

Net cash provided by financing activities	1,111,007	768,320

NET DECREASE (INCREASE) IN CASH & EQUIVALENTS	(6,148)	5,959

CASH & CASH EQUIVALENTS, BEGINNING OF YEAR ($6,262 from continuing operations, $0 from discontinued operations)	6,262	303

CASH & EQUIVALENTS, END OF YEAR	$114	$6,262

Supplemental Cash Flow Data:
Income tax paid	$3,200	$3,300
Interest paid	$23,089	$10,435

Supplemental disclosures of non-cash investing and financing activities:
Conversion of loan from shareholders to common shares	$2,500,000	$-
Fixed assets obtained in exchange for new finance lease liabilities	$-	$60,091
Recognition of ROU asset and operating lease liability	$1,589,863	$-
Termination of ROU asset and operating lease liability	$935,073	$-

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2023 AND 2022

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS were under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: Bio Essence Pharmaceutical Inc. (“BEP”) and Bio Essence Herbal Essentials, Inc. (“BEH”), Bio Essence transferred its manufacturing operation to BEP, and transferred its distributing operation to BEH. On March 1, 2017, the 100% shareholder of FDS transferred all of her ownership in FDS to Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in developing, manufacturing and sales of prescription medicine. McBE has not engaged in any operations since its inception. On December 12, 2023, the Company entered into an agreement with Newways Inc to sell the 100% equity ownership of BEP for $300,000.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries, BEP (up to disposal date), BEH and McBE. All significant inter-company transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period accounts have been reclassified in conformity with the current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Going Concern

The Company incurred net losses of $802,547 and $527,884 from the company’s continuing operations for the years ended December 31, 2023 and 2022, respectively. The Company also had an accumulated deficit of $9,140,474 from the company’s continuing operations as of December 31, 2023. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of December 31, 2023 and 2022.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2023 and 2022, the bad debt allowance was $2,252 and $2,252, respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2023 and 2022, there was no significant impairments of its long-lived assets.

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

At December 31, 2023 and 2022, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2023 and 2022.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2023 and 2022, shipping and handling costs were $45,071 and $34,980, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the years ended December 31, 2023 and 2022, advertising expenses were $66,625 and $25,874, respectively.

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

As of December 31, 2023 and 2022, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the years ended December 31, 2023 and 2022.

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

For the year ended December 31, 2023, one major customer accounted for 17% of the Company’s total sales. For the year ended December 31, 2022, the company had two major customers accounted for 10% and 10%, respectively, of the Company’s total sales.

The Company had three major vendors accounted for 24%, 19%, and 14%, respectively, of total purchases during the year ended December 31, 2023. The Company had four major vendors accounted for 17%, 15% and 12%, and 12%, respectively, of total purchases during the year ended December 31, 2022.

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

New Accounting Pronouncements

In March 2023, the FASB issued ASU 2023-01, Lease (Topic 842): Common Control Arrangements, which clarifies the accounting for leasehold improvements associated with leases between entities under common control (hereinafter referred to as common control lease). ASU 2023-01 requires entities to amortize leasehold improvements associated with common control lease over the useful life to the common control group (regardless of the lease term) as long as the lessee controls the use of the underlying asset through a lease, and to account for any remaining leasehold improvements as a transfer between entities under common control through an adjustment to equity when the lessee no longer controls the underlying asset. This ASU will be effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statements that have not yet been made available for issuance. An entity may apply ASU 2023-01 either prospectively or retrospectively. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In November 2023, the FASB issued ASU 2023-07, the amendments in the ASU are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments is to enable “investors to better understand an entity’s overall performance” and assess “potential future cash flows.” The amendments in ASU 2023-07 are effective for all public entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (ASU 2023-09), which requires disclosure of incremental income tax information within the rate reconciliation and expanded disclosures of income taxes paid, among other disclosure requirements. ASU 2023-09 is effective for fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company’s management does not believe the adoption of ASU 2023-09 will have a material impact on its financial statements and disclosures.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s consolidated financial position, statements of comprehensive income and cash flows.

3. DISCONTINUED OPERATIONS

On December 12, 2023, the Company entered into a Stock Purchase Agreement (“SPA”) with Newways, Inc., a California corporation (“Newways”) whereby the Company agreed to sell to Newways its wholly owned subsidiary, BEP, in exchange for cash consideration of $300,000. The transaction was closed on December 31, 2023. The Company recorded $67,451 gain on disposal of the subsidiary, which was the difference between the selling price of $300,000 and the carrying value of the net assets of $232,549 of the disposal entity. The following table summarizes the carrying value of the assets and liabilities of BEP at December 31, 2023 and 2022.

	AS OF DECEMBER 31,	AS OF DECEMBER 31,
	2023	2022
ASSETS

CURRENT ASSETS
Accounts receivable, net	$143,164	$39,843
Other receivable	710,084	604,785
Prepaid expenses	7,288	4,114
Advance to suppliers	-	1,987
Inventory, net	5,266	59,202
Total current assets	865,802	709,931
NONCURRENT ASSETS
Property and equipment, net	208,241	193,621
Intangible assets, net	-
Total non-current assets	208,241	193,621
TOTAL ASSETS	$1,074,043	$903,552

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$7,806	$21,815
Accounts payable	27,884	23,029
Taxes payable	9,993	4,121
Accrued liabilities and other payables	727,657	687,045
Accrued interest on government loans	592	599
Finance lease liabilities	11,003	10,278
Loan payables	10,340	11,954
Total current liabilities	795,275	758,841
NONCURRENT LIABILITIES
Finance lease liabilities	24,643	35,646
Loan payables	15,221	25,561
Government loans payable	6,355	6,489
Total non-current liabilities	46,219	67,696
TOTAL LIABILITIES	$841,494	$826,537

The operations of BEP was accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the years ended December 31,
	2023	2022
Revenue, Net	$444,912	$364,167
Cost of Revenues	305,881	301,510
Gross Profit	139,031	62,657
Operating Expenses	395,573	334,323

Loss from Operations	(256,542)	(271,666)
Other Income (Expenses)
Interest expense	(6,359)	(8,912)
Financial expense	(1,937)	(236)
Other income (expenses)	28,854	(181)

Total Other Income (Expenses)	20,558	(9,329)
Loss Before Income Taxes	(235,984)	(280,995)
Income Tax Expense	800	800
Net Loss from Discontinued Operations	$(236,784)	$(281,795)

4. INVENTORY

Inventory from the company’s continuing operations consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Raw materials	$-	$60,705
Finished goods – health supplements	167,890	146,576
Less: inventory impairment allowance	(24,631)	(26,118)
Total	$143,259	$181,163

As of December 31, 2023, the total inventory from discontinued operations was $5,266.

5. SECURITY DEPOSIT

As of December 31, 2023 and 2022, the security deposit from the company’s continuing operations was for rent of the Company’s office and warehouse of $94,386 and $41,841, respectively. The Company made a deposit of $50,000 for a new lease that was effective on September 1, 2023.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment from the company’s continuing operations consisted of the following at December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Leasehold improvements	$10,677	$57,067
Office furniture and equipment	93,842	406,241
Total	104,519	463,308
Less: accumulated depreciation	(69,189)	(216,929)
Net	$35,330	$246,379

Depreciation expense for the years ended December 31, 2023 and 2022 from the company’s continuing operations was $17,418 and $14,513, respectively.

As of December 31, 2023, the net total property and equipment from discontinued operations was $208,241.

7. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,711)	(38,476)
Net	$567	$802

Amortization of intangible assets from the company’s continuing operations was $235 and $235 for the years ended December 31, 2023 and 2022, respectively.

Estimated amortization for the existing intangible assets with finite lives from the company’s continuing operations for each of the next five years at December 31, 2023 is as follows: $235, $235 and $97.

8. TAXES PAYABLE

Taxes payable from the company’s continuing operations at December 31, 2023 and 2022, was for sales tax and payroll tax payable of $6,909 and $8,392, respectively.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables from the company’s continuing operations consisted of the following December 31, 2023 and 2022:

	December 31, 2023	December 31, 2022

Accrued expenses	$3,301	$6,756
Credit card payable	43,297	39,277
Customer deposit	-	45,612
Other payable	603,199	-
Total	$649,797	$91,645

Other payable mainly consists of payable to BEP which was sold at December 31, 2023.

As of December 31, 2023, the total accrued expenses and other payables from discontinued operations was $727,657.

10. GOVERNMENT LOANS PAYABLE

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

As of December 31, 2023, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount

December 31, 2024	$4,624
December 31, 2025	4,800
December 31, 2026	4,983
December 31, 2027	5,173
December 31, 2028	5,371
Thereafter	179,252
Total	$204,203

11. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At December 31, 2023 and 2022, the Company had loans from one major shareholder (also the Company’s senior officer) for $1,214,046 and $2,543,155, respectively. At December 31, 2023 and 2022, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

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

12. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At December 31, 2023 and 2022, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2019, 2020 and 2021.

The Company has NOL carry-forwards for Federal and California income tax purposes of $4.68 million and $5.27 million at December 31, 2023 and 2022, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.31 million as of December 31, 2023, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Net deferred tax assets (liability):
Bad debt expense	$1,978	$1,978
Inventory impairment	(243)	697
Operating lease charge	14,020	14,020
Depreciation and amortization	(1,144)	237
Expected income tax benefit from NOL carry-forwards	1,318,243	1,467,801
Less: valuation allowance	(1,332,854)	(1,484,733)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the years ended December 31, 2023 and 2022 is as follows:

	2023	2022

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(4.94)%	(6.58)%
Change in valuation allowance	26.24%	28.06%
Effective income tax rate	0.30%	0.48%

The provision for income tax expense for the continuing operations for the years ended December 31, 2023 and 2022 consisted of the following:

	2023	2022

Income tax expense – current	$2,400	$2,500
Income tax benefit – current	-	-
Total income tax expense	$2,400	$2,500

13. LEASES

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

The components of lease costs, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022

Operating lease cost	$367,539	$213,214
Weighted Average Remaining Lease Term - Operating leases including options to renew	2.67 years	5.76 years
Weighted Average Discount Rate - Operating leases	5%	5%

The following is a schedule, by years, of maturities of warehouse and office lease liabilities from the company’s continuing operations as of December 31, 2023:

For the 12 months ending	Operating Leases

December 31, 2024	$570,852
December 31, 2025	587,978
December 31, 2026	399,747
Thereafter	-
Total undiscounted cash flows	1,558,577
Less: imputed interest	(124,951)
Present value of lease liabilities	$1,433,626

Equipment leases

In 2017, the Company entered two leases for two copiers with terms of 60 and 63 months respectively, and monthly payments of $162 and $213, respectively. The Company also entered two leases for two forklifts with a term of 60 months for each, and the monthly payment was $292 and $669, respectively. All these equipment lease expired in 2022.

The components of lease costs, lease term and discount rate with respect of these equipment leases are as follows:

	Year Ended	Year Ended
	December 31, 2023	December 31, 2022

Operating lease cost	$0.00	$5,994
Weighted Average Remaining Lease Term - Operating leases	0.00 years	0.00 years
Weighted Average Discount Rate - Operating leases	5%	5%

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

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

	Year Ended December 31, 2023	Year Ended December 31, 2022
Finance lease cost
Amortization	$12,603	$7,406
Interest on lease liabilities	2,342	1,605
Total finance lease cost	$14,945	$9,011
Weighted Average Remaining Lease Term - Finance leases	3.00	4.00
Weighted Average Discount Rate – Finance leases	5%	5%

The following is a schedule, by years, of maturities of finance lease liabilities from the company’s continuing operations as of December 31, 2023:

For the 12 months ending	Finance Leases

December 31, 2024	$2,802
December 31, 2025	1,401
December 31, 2026	-
December 31, 2027	-
Total undiscounted cash flows	4,203
Less: imputed interest	(162)
Present value of finance lease liabilities	$4,041

14. LOAN PAYABLES

In June 2021, BEP, the discontinued entity entered a loan agreement of $14,549 for purchasing a videojet with interest rate of 14.11% and a term of three-years. In September 2021, BEP entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $3,524 and $4,899 during the years ended December 31, 2023 and 2022, respectively. The loan was disposed as a result of disposal of BEP on December 31, 2023.

15. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.