Form 10-Q
period 2024-03-31
Bio Essence Corp
filed 2024-05-17
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31,	AS OF DECEMBER 31,
	2024	2023
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$23	$-
Other receivables	650,593	203,197
Total current assets	650,616	203,197

NONCURRENT ASSETS
Security deposit	52,545	52,545
Right-of-use assets, net	-	1,427,918
Property and equipment, net	238	3,688
Intangible assets, net	509	567
Total non-current assets	53,292	1,484,718

Assets classified as held for sale	-	973,862

TOTAL ASSETS	$703,908	$2,661,777

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$9,436
Accounts payable	13,006	12,453
Accrued liabilities and other payables	88,296	40,897
Accrued interest on government loans	2,359	2,377
Operating lease liabilities	-	495,217
Government loans payable - current portion	1,319	4,596
Loan from shareholders	1,979,377	1,788,677
Total current liabilities	2,084,357	2,353,653

NONCURRENT LIABILITIES
Operating lease liabilities	-	938,409
Government loans payable	56,093	53,120
Total non-current liabilities	56,093	991,529

Liabilities classified as held for sale	-	976,889

TOTAL LIABILITIES	2,140,450	4,322,071

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 as of March 31, 2024 and December 31, 2023	3,801	3,801
Additional paid in capital	7,476,379	7,476,379
Accumulated deficit	(8,916,722)	(9,140,474)
TOTAL STOCKHOLDERS’ DEFICIT	(1,436,542)	(1,660,294)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$703,908	$2,661,777

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023

Revenues	$-	$-
Cost of revenues	-	-
Gross profit	-	-

Operating expenses
General and administrative	62,015	24,310

Total operating expenses	62,015	24,310

Loss from operations	(62,015)	(24,310)

Other income (expenses)
Interest expense	(542)	(554)
Other income	32,500	1,800
Other expenses	(3,116)	-

Other income, net	28,842	1,246

Loss before income taxes	(33,173)	(23,064)

Income tax expense	-	-

Net loss from continuing operations	(33,173)	(23,064)

Loss from discontinued operations	(120,827)	(155,772)
Gain from disposal of discontinued operations	377,752	-

Net income (loss )	$223,752	$(178,836)

Basic and diluted weighted average shares outstanding	38,009,000	33,009,000

Basic and diluted net loss per share	$0.01	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2024 AND 2023

(UNAUDITED)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2024	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)
Net income for the period	-	-	-	223,752	223,752
Balance at March 31, 2024	38,009,000	$3,801	$7,476,379	$(8,916,722)	$(1,436,542)

Balance at January 1, 2023	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)
Net loss for the period	-	-	-	(178,836)	(178,836)
Balance at March 31, 2023	33,009,000	$3,301	$4,926,879	$(8,347,431)	$(3,417,251)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations (Including gain on disposal of subsidiary $377,752)	$344,579	$(23,064)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	497	2,480
Operating lease expense	41,391	-
Loss on disposal of fixed assets	3,012	-
Gain on disposal of subsidiary	(377,752)	-
Changes in assets / liabilities:
Other receivable	(47,398)	-
Accounts payable	554	(12,544)
Accrued liabilities and other payables	47,399	(1,800)
Accrued interest	(18)	(17)
Payment on lease liabilities	(47,100)	-

Net cash used in continuing operations	(34,836)	(34,945)
Net cash used in discontinued operations	(136,777)	(196,778)

Net cash used in operating activities	(171,613)	(231,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(9,436)	765
Repayment of government loans	(305)	(293)
Loan from shareholder	190,700	215,611

Net cash provided by continuing operations	180,959	216,083
Net cash used in (provided by) discontinued operations	(9,323)	9,505

Net cash provided by financing activities	171,636	225,588

NET DECREASE IN CASH & EQUIVALENTS	23	(6,135)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	-	6,262

CASH & EQUIVALENTS, END OF PERIOD	$23	$127

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$4,696	$5,883

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (UNAUDITED) AND DECEMBER 31, 2023

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS were under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: Bio Essence Pharmaceutical Inc. (“BEP”) and Bio Essence Herbal Essentials, Inc. (“BEH”), Bio Essence transferred its manufacturing operation to BEP, and transferred its distributing operation to BEH. On March 1, 2017, the 100% shareholder of FDS transferred all of her ownership in FDS to Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in developing, manufacturing and sales of prescription medicine. McBE has not engaged in any operations since its inception. On December 12, 2023, the Company entered into an agreement with Newways Inc. to sell the 100% equity ownership of BEP for $300,000. On March 28, 2024, the Company entered into an agreement with Health Up Inc. to sell the 100% equity ownership of BEH for $400,000. On April 15, 2024, the Company dissolved McBE.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period accounts have been reclassified in conformity with the current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Going Concern

The Company incurred net losses of $33,173 and $23,064 from the company’s continuing operations for the three months ended March 31, 2024 and 2023, respectively. The Company also had an accumulated deficit of $8,916,722 from the company’s continuing operations as of March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of March 31, 2024 and December 31, 2023.

Cash and Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2024 and December 31, 2023, the bad debt allowance was $nil and $nil, respectively. As of March 31, 2024 and December 31, 2023, the bad debt allowance was $2,252 and $2,252 (from discontinued operation), respectively.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2024 and December 31, 2023, there was no significant impairments of its long-lived assets.

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

At March 31, 2024 and December 31, 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2024 and 2023.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2024 and 2023, shipping and handling costs from continuing operations were $nil and $nil, respectively.

During the three months ended March 31, 2024 and 2023, shipping and handling costs were from discontinued operations amounted $8,009 and $9,416, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the three months ended March 31, 2024 and 2023, advertising expenses from continuing operations were $nil and $nil, respectively. During the three months ended March 31, 2024 and 2023, advertising expenses from discontinued operations were $1,228 and $5,400, respectively.

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

As of March 31, 2024 and December 31, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2024 and 2023.

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

For the three months ended March 31, 2024, the company had no major customer accounted for 10% of the Company’s total sales.  For the three months ended March 31, 2023, the company had one major customer accounted for 34% of the Company’s total sales.

For the three months ended March 31, 2024, the Company had no major vendors accounted for 10% of the Company’s total purchases. For the three months ended March 31, 2023, the Company had three major vendors accounted for 22%, 20% and 17%, respectively, of the Company’s total purchases.

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

	AS OF DECEMBER 31,	AS OF DECEMBER 31,
	2023	2022
ASSETS
CURRENT ASSETS
Accounts receivable, net	$143,164	$39,843
Other receivable	710,084	604,785
Prepaid expenses	7,288	4,114
Advance to suppliers	-	1,987
Inventory, net	5,266	59,202
Total current assets	865,802	709,931
NONCURRENT ASSETS
Property and equipment, net	208,241	193,621
Intangible assets, net	-	-
Total non-current assets	208,241	193,621
TOTAL ASSETS	$1,074,043	$903,552

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	$7,806	$21,815
Accounts payable	27,884	23,029
Taxes payable	9,993	4,121
Accrued liabilities and other payables	727,657	687,045
Accrued interest on government loans	592	599
Finance lease liabilities	11,003	10,278
Loan payables	10,340	11,954
Total current liabilities	795,275	758,841
NONCURRENT LIABILITIES
Finance lease liabilities	24,643	35,646
Loan payables	15,221	25,561
Government loans payable	6,355	6,489
Total non-current liabilities	46,219	67,696
TOTAL LIABILITIES	$841,494	$826,537

On March 28, 2024, the Company entered into a Stock Purchase Agreement (“SPA”) with Health Up Inc., a California corporation (“HUT”), whereby the Company agreed to sell to HUT its wholly owned subsidiary, BEH, in exchange for cash consideration of $400,000. The transaction was closed on April 1, 2024. The Company recorded $377,752 gain on disposal of the subsidiary, which was the difference between the selling price of $400,000 and the carrying value of the net assets of $22,248 of the disposal entity. The following table summarizes the carrying value of the assets and liabilities of BEH at March 31, 2024 and December 31, 2023.

	AS OF MARCH 31, 2024	AS OF DECEMBER 31, 2023
ASSETS
CURRENT ASSETS
Cash and equivalents	$114	$114
Accounts receivable, net	43,164	35,093
Other receivables	877,749	716,281
Prepaid expenses	52,419	5,633
Security deposit	5,364	41,841
Inventory, net	184,590	143,259
Total current assets	1,163,400	942,221
NONCURRENT ASSETS
Property and equipment, net	92,274	31,641
Right-of-use assets, net	112,213	-
Total non-current assets	204,487	31,641
TOTAL ASSETS	$1,367,887	$973,862

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	$2,532	$5,429
Accounts payable	183,170	157,475
Taxes payable	14,515	6,909
Accrued liabilities and other payables	841,390	608,901
Accrued interest on government loans	13,603	13,647
Finance lease liabilities	2,694	2,660
Operating Lease liability	50,331	-
Loan from officer	29,000	34,000
Total current liabilities	1,137,235	829,021
NONCURRENT LIABILITIES
Finance lease liabilities	695	1,381
Operating Lease liability	61,996	-
Government loans payable	145,714	146,487
Total non-current liabilities	208,405	147,868
TOTAL LIABILITIES	$1,345,640	$976,889

The operations of BEP and BEH was accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the three months ended March 31,
	2024	2023
Revenue, Net	$153,865	$341,329
Cost of Revenues	76,592	173,299
Gross Profit	77,273	168,030
Operating Expenses	192,652	317,904

Loss from Operations	(115,379)	(149,874)
Other Income (Expenses)
Interest expense	(4,154)	(5,270)
Financial expense	-	(976)
Other income (expenses)	(1,294)	348

Total Other Expenses	(5,448)	(5,898)
Loss Before Income Taxes	(120,827)	(155,772)
Income Tax Expense	-	-
Net Loss from Discontinued Operations	$(120,827)	$(155,772)

4. INVENTORY

Inventory from the company’s continuing operations was $nil and $nil at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the total inventory from discontinued operation was $184,590 and $148,525, respectively.

5. SECURITY DEPOSIT

As of March 31, 2024 and December 31, 2023, the security deposit from the company’s continuing operations was for rent of the Company’s warehouse of $52,545 and $52,545, respectively. The Company made a deposit of $50,000 for a new lease that was effective on September 1, 2023. As of March 31, 2024 and December 31, 2023, the security deposit from the company’s discontinued operations was for rent of the Company’s office of $5,364 and $41,841, respectively.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment from the company’s continuing operations consisted of the following at March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Leasehold improvements	$-	$3,614
Office furniture and equipment	56,505	56,505
Total	56,505	60,119
Less: accumulated depreciation	(56,267)	(56,431)
Net	$238	$3,688

Depreciation expense for the three Months ended March 31, 2024 and 2023 from the company’s continuing operations was $439 and $2,421, respectively.

As of March 31, 2024 and December 31, 2023, the net total property and equipment from discontinued operations was $92,274 and $243,333, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of March 31, 2024 and December 31, 2023:

	March 31, 2024	December 31, 2023

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,769)	(38,711)
Net	$509	$567

Amortization of intangible assets from the company’s continuing operations was $58 and $58 for the three months ended March 31, 2024 and 2023, respectively.

Estimated amortization for the existing intangible assets with finite lives from the company’s continuing operations for each of the next five years at March 31, 2024 is as follows: $232, $232 and $45.

8. TAXES PAYABLE

Taxes payable from the company’s continuing operations at March 31, 2024 and December 31, 2023, was for sales tax and payroll tax payable of $nil and $nil, respectively. Taxes payable from the company’s discontinued operations at March 31, 2024 and December 31, 2023, was for sales tax and payroll tax payable of $11,940 and $16,902, respectively.

9. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables from the company’s continuing operations consisted of the payables to BEP and BEH of $88,296 and $40,897 at March 31, 2024 and December 31, 2023, as a result of disposal of BEP and BEH.

As of March 31, 2024 and December 31, 2023, the total accrued expenses and other payables from discontinued operations was $841,390 and $1,244,366, respectively.

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

As of March 31, 2024, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount

March 31, 2025	$1,319
March 31, 2026	1,369
March 31, 2027	1,422
March 31, 2028	1,476
March 31, 2029	1,532
Thereafter	50,294
Total	$57,412

11. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At March 31, 2024 and December 31, 2023, the Company had loans from one major shareholder (also the Company’s senior officer) for $1,370,746 and $1,180,046, respectively. At March 31, 2024 and December 31, 2023, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

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

At March 31, 2024 and December 31, 2023, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years. However, the coronavirus Aid, Relief and Economic Security Act (“the CARES Act”) issued in March 2020, provides tax relief to both corporate and noncorporate taxpayers by adding a five-year carryback period and temporarily repealing the 80% limitation for NOLs arising in 2019, 2020 and 2021.

The Company has NOL carry-forwards for Federal and California income tax purposes of $2.04 million and $2.27 million at March 31, 2024 and December 31, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.57 million as of March 31, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Net deferred tax assets (liability):
Depreciation and amortization expense	$477	$477
Expected income tax benefit from NOL carry-forwards	571,811	634,425
Less: valuation allowance	(572,289)	(634,902)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the three months ended March 31, 2024 and 2023 is as follows:

	2023	2022

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance	27.98%	27.98%
Effective income tax rate	-%	-%

The provision for income tax expense for the continuing operations for the three months ended March 31, 2024 and 2023 consisted of the following:

	2023	2022

Income tax expense – current	$-	$-
Income tax benefit – current	-	-
Total income tax expense	$-	$-

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

On May 18, 2023, the Company entered a 36 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, the Management decided early termination of this lease.

The components of lease costs, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Operating lease cost	$41,391	$-
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

Finance lease (discontinued operations)

Effective March 15, 2022, the company entered two 39-months lease for two copiers with same vendor for a monthly payment of $234 and $214, respectively. Effective June 24, 2022, the company entered two leases for two forklifts with a term of 60 months for each, and the monthly payment was $383 and $451, respectively. At the lease expiration date, the Company has the option to purchase the copier for $1 each. The leases were disposed as a result of disposal of BEP on December 31, 2023 and disposal of BEH on March 31, 2024.

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Finance lease cost
Amortization	$653	$3,189
Interest on lease liabilities	48	645
Total finance lease cost	$701	$3,834
Weighted Average Remaining Lease Term - Finance leases	-	3.78
Weighted Average Discount Rate – Finance leases	5%	5%

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS have been owned under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: BEP and BEH, Bio Essence transferred its manufacturing operation into BEP, and transferred its distributing operation into BEH. On March 1, 2017, the 100% shareholder of FDS transferred all her ownership in FDS into Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in research and development and manufacture of prescription medicine. As a result of the ownership restructure, BEP, BEH, and MCBE became wholly owned subsidiaries of Bio Essence, and Bio Essence serves as a holding corporation for these subsidiaries. McBE has not engaged in any operations since its inception. On December 12, 2023, the Company entered into an agreement with Newway Inc to sell the 100% equity ownership of BEP for $300,000. On March 28, 2024, the Company entered into an agreement with Health Up Inc to sell the 100% equity ownership of BEH for $400,000. On April 15, 2024, the Company dissolved McBE.

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

Related Party Transactions

Loans from Officer

At March 31, 2024 and December 31, 2023, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,370,746 and $1,180,046, respectively. At March 31, 2024 and December 31, 2023, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries, BEP, BEH and McBE (up to disposal date). All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred net losses of $33,173 and $23,064 from the company’s continuing operations for the three months ended March 31, 2024 and 2023, respectively.  The Company also had an accumulated deficit of $8,916,722 from the company’s continuing operations as of March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2024 and December 31, 2023, the bad debt allowance was $nil and $ nil, respectively. As of March 31, 2024 and December 31, 2023, the bad debt allowance from discontinued operations was $2,252 and $2,252, respectively.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2024 and 2023.

Results of operations

Comparison of Continuing operations for the three months ended March 31, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$-	-%	$-	-%
Manufacture service revenue	-	-	-	-	-	-
Total revenues	-	-%	-	-%	-	-%
Cost of goods sold	-	-%	-	-%	-	%
Cost of manufacture service	-	-%	-	-%	-	-%
Total cost of revenues	-	-%	-	--%	-	%
Gross profit		%		%		%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	62,015	-%	24,310	-%	37,705	155.10%
Operating expenses	62,015	-%	24,310	-%	37,705	155.10%
Loss from operations	(62,015)	-%	(24,310)	-%	37,705	155.10%
Other income, net	28,842	-%	1,246	-%	27,596	2,214.77%
Loss before income taxes	(33,173)	-%	(23,064)	--%	10,109	43.83%
Income tax expense	-	-%	-	--0%	--	-%
Net loss from continuing operations	(33,173)	-%	(23,064)	-%	10,109	43.83%
Loss from discontinued operations	(120,827)	-%	(155,772)	-%	(34,945)	(22.43)%
Gain from disposal of discontinued operations	377,752	-%	-	-	377,752	-%
Net income (loss)	$223,752	-%	$(178,836)	-%	$402,588	225.12%

Sales

Sales from the company’s continuing operations for the three months ended March 31, 2024 and 2023were $nil and $nil, respectively.  Sales from the company’s discontinued operations for the three months ended March 31, 2024 and 2023 were $153,865 and $341,329, respectively.

Costs of revenue

Costs of revenue from the company’s continuing operations for the three months ended March 31, 2024 and 2023 was $nil and $nil, respectively. Costs of revenue from the company’s discontinued operations for the three months ended March 31, 2024 and 2023 was $76,592 and $173,299, respectively.

Gross profit

For the factors mentioned above, the gross profit from the company’s continuing operations for the three months ended March 31, 2024 and 2023 was $nil and $nil, respectively. The gross profit from the company’s discontinued operations for the three months ended March 31, 2024 and 2023 was $77,273 and $168,030, respectively.

Operating expenses

Selling expenses consist mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense from the company’s continuing operations was $nil for the three months ended March 31, 2024, compared to $nil for the three months ended March 31, 2023. Selling expense from the company’s discontinued operations was $13,716 for the three months ended March 31, 2024, compared to $35,712 for the three months ended March 31, 2023.

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $62,015 for the three months ended March 31, 2024, compared to $24,310 for the three months ended March 31, 2023, an increase of $37,705 or 155.10%, the increase was mainly due to increased office rent and office CAM fee by $47,671, increased license and permits expense by $1,293, offset by decreased accounting fee by $11,000. General and administrative expense from the company’s discontinued operations was $178,936 for the three months ended March 31, 2024, compared to $282,192 for the three months ended March 31, 2023.

Other income ( expenses), net

Other income from the company’s continuing operations was $28,842 and $1,246 for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, other income mainly consisted of interest expense of $542, loss of $3,116 in disposal of fixed assets, offset by other income of $32,500. For the three months ended March 31, 2023, other expenses mainly consisted of interest expense of $554 and net other income of $1,800. Other expenses from the company’s discontinued operations was $5,448 for the three months ended March 31, 2024, compared to $5,898 for the three months ended March 31, 2023.

Net loss from continuing operations

We had a net loss of $33,173 from the company’s continuing operations for the three months ended March 31, 2024, compared to $23,064 for the three months ended March 31, 2023, an increase of $10,109 or 43.83%, reflected the above-mentioned factors combined.

Net income (loss)

We had net income of $223,752 for the three months ended March 31, 2024 including net gain of $256,925 from discontinued operations, compared to net loss of $178,836 for the three months end ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, from the company’s continuing operations, we had cash and equivalents of $23, other current assets of $650,593, other current liabilities of $2,084,357, working capital deficit of $1,433,741, a current ratio of 0.31:1. As of December 31, 2023, from the company’s continuing operations, we had cash and equivalents of $nil, bank overdraft of $9,436, other current assets of $203,197, other current liabilities (excluding bank overdraft) of $2,344,217, working capital deficit of $2,150,456, a current ratio of 0.09:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2024, and 2023, respectively.

	2024	2023
Net cash used in operating activities for continuing operations	$(34,836)	$(34,945)
Net cash used in operating activities for discontinued operations	(136,777)	(196,778)
Net cash used in operating activities	(171,613)	(231,723)

Net cash used in investing activities for continuing operations	-	-
Net cash used in investing activities for discontinued operations	-	-
Net cash used in investing activities	-	-

Net cash provided by financing activities for continuing operations	180,959	216,083
Net cash provided by (used in) financing activities for discontinued operations	(9,323)	9,505
Net cash provided by financing activities	$171,636	$225,588

Net cash used in operating activities for continuing operations

Net cash used in operating activities for continuing operations was $34,836 for the three months ended March 31, 2024, compared to $34,945 in 2023. The decrease of cash outflow of $109 from operating activities for the three months ended March 31, 2024 was principally attributable to increased operating cash inflow before working capital changes by $32,311, decreased cash outflow on accounts payable by $13,098, decreased cash outflow on accrued liabilities and other payables by $49,199 which was partly offset by increased cash outflow on other receivable by $47,398, and increased cash outflow on payment of lease liabilities by $47,100.

Net cash provided by financing activities for continuing operations

Net cash provided by financing activities for continuing operations was $180,959 for the three months ended March 31, 2024, compared to $216,083 in 2023. The net cash provided by financing activities for three months ended March 31, 2024 mainly consisted of proceeds of $190,700 loan from one major shareholder (also the senior officer), partly offset by bank overdraft of $9,436, and repayment of government loan of $305. The net cash provided by financing activities for the three months ended March 31, 2023 consisted of proceeds of $215,611 from loan from one major shareholder (also the senior officer) and increase in bank overdraft of $765, partly offset by repayment of government loans of $293.

Our current liabilities exceed current assets at March 31, 2024, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty meeting upcoming cash requirements. As of March 31, 2024, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of March 31, 2024, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of March 31, 2024, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
(unaudited)
March 31, 2025	$1,319
March 31, 2026	1,369
March 31, 2027	1,422
March 31, 2028	1,476
March 31, 2029	1,532
Thereafter	50,294
Total	$57,412

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

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2024, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on March 31, 2024, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Not applicable.

Item 6. Exhibits.

Incorporated by reference
Exhibit	Exhibit Description	Filed herewith	Form	Period ending	Exhibit	Filing date
31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101.INS	Inline XBRL Instance Document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

SIGNATURES

Pursuant to the requirements of the Securities Act of 1933, this registration statement has been signed by the following persons in the capacities and on the dates indicated.

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer

Date: May 17, 2024

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer

Dated: May 17, 2024