Form 10-Q
period 2024-06-30
Bio Essence Corp
filed 2024-08-19
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

BIO ESSENCE CORPORATION BALANCE SHEETS

	AS OF JUNE 30, 2024	AS OF DECEMBER 31, 2023
	(UNAUDITED)

ASSETS

CURRENT ASSETS
Cash and equivalents	$9,489	$-
Accounts receivable	7,890	-
Receivable due from disposal of discontinued operations	700,000	300,000
Other receivables	197,294	-
Security deposit	2,000	-
Total current assets	916,673	300,000

NONCURRENT ASSETS
Security deposit	-	52,545
Right-of-use assets, net	1,178,577	1,427,918
Property and equipment, net	-	3,688
Intangible assets, net	450	567
Total non-current assets	1,179,027	1,484,718

Assets classified as held for sale	-	973,862

TOTAL ASSETS	$2,095,700	$2,758,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$9,436
Accounts payable	59,620	12,453
Customer deposit	14,090	-
Accrued liabilities and other payables	336,664	137,700
Accrued interest on government loans	2,342	2,377
Operating lease liabilities	721,360	495,217
Government loans payable - current portion	1,331	4,596
Loan from shareholders	1,973,877	1,788,677
Total current liabilities	3,109,284	2,450,456

NONCURRENT LIABILITIES
Operating lease liabilities	672,677	938,409
Government loans payable	55,773	53,120
Total non-current liabilities	728,450	991,529

Liabilities classified as held for sale	-	976,889

TOTAL LIABILITIES	3,837,734	4,418,874

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of June 30, 2024 and December 31, 2023	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 as of June 30, 2024 and December 31, 2023	3,801	3,801
Additional paid in capital	7,476,379	7,476,379
Accumulated deficit	(9,222,214)	(9,140,474)

TOTAL STOCKHOLDERS’ DEFICIT	(1,742,034)	(1,660,294)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,095,700	$2,758,580

The accompanying notes are an integral part of these financial statements.

BIO ESSENCE CORPORATION STATEMENTS OF OPERATIONS
(UNAUDITED)

	SIX MONTHS ENDED JUNE 30,		THREE MONTHS ENDED JUNE 30,
	2024	2023	2024	2023

Revenues	$41,695	$-	$41,695	$-
Cost of revenues	12,508	-	12,508	-
Gross profit	29,187	-	29,187	-

Operating expenses
General and administrative	346,029	67,471	194,200	43,161

Total operating expenses	346,029	67,471	194,200	43,161

Loss from operations	(316,842)	(67,471)	(165,013)	(43,161)

Other income (expenses)
Interest expense	(1,081)	(1,104)	(539)	(550)
Other income	33,086	3,668	586	1,868
Other expenses	(53,028)	(50,000)	(49,912)	(50,000)

Other expenses, net	(21,023)	(47,436)	(49,865)	(48,682)

Loss before income tax	(337,865)	(114,907)	(214,878)	(91,843)

Income tax expense	800	1,600	800	1,600

Net loss from continuing operations	(338,665)	(116,507)	(215,678)	(93,443)

Loss from discontinued operations	(120,827)	(346,844)	-	(191,072)
Gain from disposal of discontinued operations	377,752	-	-	-

Net loss	$(81,740)	$(463,351)	$(215,678)	$(284,515)

Basic weighted average shares outstanding	38,009,000	33,865,354	38,009,000	34,712,297

Basic and diluted net loss per share	$0.00	$(0.01)	$(0.01)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

BIO ESSENCE CORPORATION STATEMENTS OF STOCKHOLDERS’ DEFICIT
SIX AND THREE MONTHS ENDED JUNE 30, 2024 AND 2023
(UNAUDITED)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2024	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)

Net income for the period	-	-	-	133,938	133,938

Balance at March 31, 2024	38,009,000	3,801	7,476,379	(9,006,536)	(1,526,356)

Net loss for the period	-	-	-	(215,678)	(215,678)

Balance at June 30, 2024	38,009,000	$3,801	$7,476,379	$(9,222,214)	$(1,742,034)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2023	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)

Net loss	-	-	-	(178,836)	(178,836)

Balance at March 31, 2023	33,009,000	3,301	4,926,879	(8,347,431)	(3,417,251)

Net loss	-	-	-	(284,515)	(284,515)

Shares issued for shareholder’s loan settlement	5,000,000	500	2,549,500	-	2,550,000

Balance at June 30, 2023	38,009,000	$3,801	$7,476,379	$(8,631,946)	$(1,151,766)

The accompanying notes are an integral part of these unaudited financial statements.

BIO ESSENCE CORPORATION STATEMENTS OF CASH FLOWS
(UNAUDITED)

	SIX MONTHS ENDED
	JUNE 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(81,740)	$(463,351)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expenses	794	4,807
Loss on note conversion	-	50,000
Loss on disposal of fixed assets	3,012	-
(Gain) loss on disposal of subsidiaries	(256,925)	346,844
Operating lease expense	256,852	-
Changes in assets / liabilities:
Accounts receivable	(7,888)	-
Other receivables	(197,295)	-
Security deposit	50,545	(50,000)
Accounts payable	47,166	(9,397)
Customer deposit	14,090	-
Accrued liability and other payables	197,294	(3,600)
Accrued interest	(35)	(34)
Taxes payable	1,668	-
Payment of lease liability	(47,100)	-

Net cash used in operating activities from continuing operations	(19,563)	(124,731)
Net cash used in operating activities from discontinued operations	(136,777)	(351,999)

Net cash used in operating activities	(156,340)	(476,730)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(9,436)	-
Loan from shareholders	185,200	532,111
Payment of SBA loan	(612)	(589)

Net cash provided by financing activities from continuing operations	175,152	531,522
Net cash used in financing activities from discontinued operations	(9,323)	(60,513)

Net cash provided by financing activities	165,829	471,009

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	9,489	(5,721)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	-	6,262

CASH & CASH EQUIVALENTS, END OF PERIOD	$9,489	$541

Supplemental Cash flow data:
Income tax paid	$800	$3,200
Interest paid	$5,235	$11,827

Supplemental disclosures of non-cash financing activities:
Conversion of loan from shareholders to common shares	$-	$2,500,000

The accompanying notes are an integral part of these unaudited financial statements.

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS have been under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: Bio Essence Pharmaceutical Inc. (“BEP”) and Bio Essence Herbal Essentials, Inc. (“BEH”), Bio Essence transferred its manufacturing operation to BEP, and transferred its distributing operation to BEH. On March 1, 2017, the 100% shareholder of FDS transferred all of her ownership in FDS to Bio Essence. On December 7, 2021, the Company dissolved FDS. On December 12, 2023, the Company entered into an agreement with Newways Inc. to sell the 100% equity ownership of BEP for $300,000. On March 28, 2024, the Company entered into an agreement with Health Up Inc. to sell the 100% equity ownership of BEH for $400,000. Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in developing, manufacturing and sales of prescription medicine. McBE has not engaged in any operations since its inception. On April 15, 2024, the Company dissolved McBE.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements for the six months ended June 30, 2024, include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period accounts have been reclassified in conformity with the current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

RESTATEMENT OF CONSOLIDATED FINANCIAL STATEMENTS

During the preparation of this interim report, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Period Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Statements of Operations for the quarter ending March 31, 2024. Based on this evaluation, on August 19, 2024 the Board of Directors, with the concurrence of management, concluded that the Company’s previously issued financial statements for the period above would need to be restated and could no longer be relied upon. The Company has restated the impacted financial statements for the periods, and presented the effects of the restatement adjustments to the statement below.

Going Concern

The Company incurred net loss of $338,665 and $116,507 from the Company’s continuing operations for the six months ended June 30, 2024 and 2023, respectively. The Company incurred net losses of $215,678 and $93,443 from the Company’s continuing operations for the three months ended June 30, 2024 and 2023, respectively. The Company also had an accumulated deficit of $9,222,214 from the company’s continuing operations as of June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized no impairment of ROU assets as of June 30, 2024 and December 31, 2023.

Cash and Cash Equivalents

For financial statement purposes, the Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Credit Losses

On January1, 2023, the Company adopted Accounting Standards Update 2016-13 “Financial Instruments — Credit Losses (Topic 326), Measurement of Credit Losses on Financial Instruments,” which replaces the incurred loss methodology with an expected loss methodology that is referred to as the current expected credit loss (“CECL”) methodology. The adoption of the credit loss accounting standard has no material impact on the Company’s consolidated financial statements as of January 1, 2023.

The Company’s account receivables and other receivables in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluates the expected credit losses on an individual basis. When establishing the loss rate, the Company makes the assessment on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2024 and December 31, 2023, there was no bad debt allowance. As of December 31, 2023, the bad debt allowance from discontinued operation (BEH) was $2,252.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2024 and December 31, 2023, there was no significant impairments of its long-lived assets.

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

At June 30, 2024 and December 31, 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

Revenues from manufacture or OEM services are recognized when the manufacture process is completed pursuant to the customers’ requirement and the manufactured goods were delivered to the customers.

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2024 and 2023.

Cost of Revenue

Cost of goods sold (“COGS”) consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COGS.

Cost of manufacture service/ OEMconsists primarily of direct labor costs and related overhead that are directly attributable to the manufacture process.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six and three months ended June 30, 2024 and 2023, shipping and handling costs from continuing operations were $nil and $nil, respectively.

During the six months ended June 30, 2024 and 2023, shipping and handling costs from discontinued operations were $8,009 and $19,959, respectively. During the three months ended June 30, 2024 and 2023, shipping and handling costs from discontinued operations were $nil and $10,542, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the six and three months ended June 30, 2024 and 2023, advertising expenses from continuing operations were $nil and $nil, respectively.

During the six months ended June 30, 2024 and 2023, advertising expenses from discontinued operations were $1,228 and $53,134, respectively. During the three months ended June 30, 2024 and 2023, advertising expenses from discontinued operations were $nil and $26,839, respectively.

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

As of June 30, 2024 and December 31, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the six and three months ended June 30, 2024 and 2023.

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

During the six months ended June 30, 2024, the Company had seven customers accounted for 10.7%, 11.0%, 11.0%, 13.4%, 15.5%, 15.8% and 22.6% of the Company’s total sales.

During the six months ended June 30, 2023, the company had no major customer accounted for 10% of the Company’s total sales.

For the six and three months ended June 30, 2024 and 2023, the Company had one major vendors accounted for 100% of the Company’s total purchases.

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

3. DISCONTINUED OPERATIONS

Disposal of BEP

On December 12, 2023, the Company entered into a Stock Purchase Agreement (“SPA”) with Newways, Inc., a California corporation (“Newways”) whereby the Company agreed to sell to Newways its wholly owned subsidiary, BEP, in exchange for cash consideration of $300,000. Newways is not a related party of the Company. The transaction was closed on December 31, 2023. The Company recorded $67,451 gain on disposal of the subsidiary, which was the difference between the selling price of $300,000 and the carrying value of the net assets of $232,549 of the disposal entity. The following table summarizes the carrying value of the assets and liabilities of BEP at December 31, 2023.

AS OF DECEMBER 31,
2023
ASSETS
CURRENT ASSETS
Accounts receivable, net	$143,164
Other receivables	710,084
Prepaid expenses	7,288
Inventory, net	5,266
Property and equipment, net	208,241
Intangible assets, net	-
TOTAL ASSETS	$1,074,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$7,806
Accounts payable	27,884
Taxes payable	9,993
Accrued liabilities and other payables	727,657
Accrued interest on government loans	592
Finance lease liabilities	11,003
Loan payables	10,340
Finance lease liabilities	24,643
Loan payables	15,221
Government loans payable	6,355
TOTAL LIABILITIES	$841,494
Net Assets	$232,549
Consideration	300,000
Gain on disposal	67,451

Disposal of BEH

On March 28, 2024, the Company entered into a Stock Purchase Agreement (“SPA”) with Health Up Inc., a California corporation (“HUT”), an unrelated party whereby the Company agreed to sell to HUT its wholly owned subsidiary, BEH, in exchange for cash consideration of $400,000. The transaction was closed on April 1, 2024. The Company recorded $377,752 gain on disposal of the subsidiary, which was the difference between the selling price of $400,000 and the carrying value of the net assets of $22,248 of the disposal entity. The following table summarizes the carrying value of the assets and liabilities of BEH at March 31, 2024.

As of March 31, 2024
ASSETS
CURRENT ASSETS
Cash and equivalents	$114
Accounts receivable, net	43,164
Other receivables	877,749
Prepaid expenses	52,419
Security deposit	5,364
Inventory, net	184,590
Property and equipment, net	92,274
ROU, Net	112,213
TOTAL ASSETS	$1,367,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$2,532
Accounts payable	183,170
Taxes payable	14,515
Accrued liabilities and other payables	841,390
Accrued interest on government loans	13,603
Finance lease liabilities	2,694
Operating lease liability	50,331
Loan from officer	29,000
Finance lease liabilities	695
Operating lease liability	61,996
Government loans payable	145,714
TOTAL LIABILITIES	$1,345,640
Net Assets	$22,248
Consolidation	400,000
Gain on disposal	377,752

The operations of BEP and BEH was accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the three months ended June 30,
	2024	2023
Revenue, Net	$-	$259,574
Cost of Revenues	-	151,407
Gross Profit	-	108,167
Operating Expenses	-	291,746

Loss from Operations	-	(183,579)
Other Income (Expenses)
Interest expense	-	(7,434)
Other income (expenses)	-	1,541

Total Other Income (Expenses)	-	(5,893)
Loss Before Income Taxes	-	(189,472)
Income Tax Expense	-	1,600
Net Loss from Discontinued Operations	$-	$(191,072)

	For the six months ended June 30,
	2024	2023
Revenue, Net	$153,865	$600,903
Cost of Revenues	76,592	324,706
Gross Profit	77,273	276,197
Operating Expenses	192,652	609,650

Loss from Operations	(115,379)	(333,453)
Other Income (Expenses)
Interest expense	(4,154)	(12,704)
Other income (expenses)	(1,294)	913

Total Other Expenses	(5,448)	(11,791)
Loss Before Income Taxes	(120,827)	(345,244)
Income Tax Expense	-	1,600
Net Loss from Discontinued Operations	$(120,827)	$(346,844)

4. RECEIVABLE DUE FROM DISPOSAL OF DISCONTINUED OPERATIONS

As of June 30, 2024 and December 31, 2023, receivable due from disposal of discontinued operations was $700,000 and $300,000, respectively. Receivable due from disposal of discontinued operations mainly consisted of receivables from disposal of subsidiaries BEH and BEP.

5. OTHER RECEIVABLE

As of June 30, 2024 and December 31, 2023, other receivable was $197,294 and $0, respectively. Other receivables mainly consisted of receivables from disposal of subsidiaries BEH and BEP.

As of December 31, 2023, other receivables from discontinued operation (BEH) was $877,749, respectively.

6. INVENTORY

Inventory from the company’s continuing operations was $nil and $nil at June 30, 2024 and December 31, 2023, respectively.

As of December 31, 2023, the total inventory from discontinued operation (BEH) was $143,259, respectively.

7. SECURITY DEPOSIT

As of June 30, 2024 and December 31, 2023, the security deposit from the company’s continuing operations was for rent of the Company’s warehouse of $2,000 and $52,545, respectively. The Company made a deposit of $2,000 for a new lease that was effective on June 1, 2024.

The Company made a deposit of $50,000 for a lease of BEC that was effective on September 1, 2023. On February 29, 2024, the Management decided an early termination of this lease; as a result, the landlord didn’t return the security deposit.

As of December 31, 2023, the security deposit from the company’s discontinued operation (BEH) was for rent of the Company’s office of $41,841, respectively.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment from the company’s continuing operations consisted of the following at June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(unaudited)

Leasehold improvements	$-	$3,614
Office furniture and equipment	56,505	56,505
Total	56,505	60,119
Less: accumulated depreciation	(56,505)	(56,431)
Net	$-	$3,688

Depreciation expense for the six months ended June 30, 2024 and 2023 from the Company’s continuing operations were $ 677 and $4,689, respectively.

Depreciation expense for the three months ended June 30, 2024 and 2023 from the Company’s continuing operations were $238 and $2,268, respectively.

As of December 31, 2023, the net total property and equipment from discontinued operation (BEH) was $94,454, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of June 30, 2024 and December 31, 2023:

	June 30, 2024	December 31, 2023
	(unaudited)

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,828)	(38,711)
Net	$450	$567

Amortization of intangible assets from the company’s continuing operations were $117 and $117 for the six months ended June 60, 2024 and 2023, respectively.

Amortization of intangible assets from the company’s continuing operations were $59 and $59 for the three months ended June 30, 2024 and 2023, respectively.

Estimated amortization for the existing intangible assets with finite lives from the company’s continuing operations for each of the next five years at June 30, 2024 is as follows: $236, $214, nil, nil and nil.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables from the company’s continuing operations consisted of the payables to BEP and BEH of $336,664 and $137,700, respectively, at June 30, 2024 and December 31, 2023, as a result of disposal of BEP and BEH.

As of December 31, 2023, the total accrued expenses and other payables from discontinued operation (BEH) was $833,911, respectively.

11. GOVERNMENT LOANS PAYABLE

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

As of June 30, 2024, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount

June 30, 2025	$1,331
June 30, 2026	1,382
June 30, 2027	1,435
June 30, 2028	1,490
June 30, 2029	1,547
Thereafter	49,919
Total	$57,104

12. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At June 30, 2024 and December 31, 2023, the Company held loans from one major shareholder (also the Company’s senior officer) for $1,365,246 and $1,180,046, respectively. At June 30, 2024 and December 31, 2023, the Company held loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

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

13. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At June 30, 2024 and December 31, 2023, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $2.22 million and $2.27 million at June 30, 2024 and December 31, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.62 million as of June 30, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of June 30, 2024 and December 31, 2023 are as follows:

	June 30, 2024	December 31, 2023
	(unaudited)
Net deferred tax assets (liability):
Depreciation and amortization expense	$477	$477
Expected income tax benefit from NOL carry-forwards	623,488	634,425
Less: valuation allowance	(623,965)	(634,902)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the six months ended June 30, 2024 and 2023 is as follows:

	2024	2023
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance	27.74%	29.37%
Effective income tax rate	(0.24)%	1.39%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the three months ended June 30, 2024 and 2023 is as follows:

	2024	2023
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance	27.61%	29.72%
Effective income tax rate	(0.37)%	1.74%

The provision for income tax expense for the continuing operations for the six months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
	(unaudited)	(unaudited)
Income tax expense – current	$800	$1,600
Income tax benefit – current	-	-
Total income tax expense	$800	$1,600

The provision for income tax expense for the continuing operations for the three months ended June 30, 2024 and 2023 consisted of the following:

	2024	2023
	(unaudited)	(unaudited)
Income tax expense – current	$800	$1,600
Income tax benefit – current	-	-
Total income tax expense	$800	$1,600

14. LEASES

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

On May 18, 2023, the Company entered a 36 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, the Management moved out from the facilities and decided to seek early termination of this lease. The $50,000 security deposit was not returned to the Company and the negotiation of early termination is still ungoing as of the reporting date. As of June 30, 2024, $1,178,577 right-of-use assets, net and $1,394,037 total lease liabilities recorded were associated with the lease.

The components of lease costs for continuing operations, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(unaudited)	(unaudited)
Operating lease cost	$256,852	$-
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	(unaudited)	(unaudited)
Operating lease cost	$133,157	$-
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

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

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
	(unaudited)	(unaudited)
Finance lease cost
Amortization	$653	$6,417
Interest on lease liabilities	48	1,250
Total finance lease cost	$701	$7,667
Weighted Average Remaining Lease Term - Finance leases	-	3.54
Weighted Average Discount Rate – Finance leases	5%	5%

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
	(unaudited)	(unaudited)
Finance lease cost
Amortization	$-	$3,228
Interest on lease liabilities	-	605
Total finance lease cost	$-	$3,833
Weighted Average Discount Rate – Finance leases	5%	5%

15. LOAN PAYABLES

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

16. SUBSEQUENT EVENTS

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

Related Party Transactions

Loans from Officer

At June 30, 2024 and December 31, 2023, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,365,246 and $1,180,046, respectively. At June 30, 2024 and December 31, 2023, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $338,665 and $116,507 from the company’s continuing operations for the six months ended June 30, 2024 and 2023, respectively. The Company incurred net losses of $215,678 and $93,443 from the company’s continuing operations for the three months ended June 30, 2024 and 2023, respectively.  The Company also had an accumulated deficit of $9,222,214 from the company’s continuing operations as of June 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2024 and December 31, 2023, there was no bad debt allowance . As of December 31, 2023, the bad debt allowance from discontinued operations was $2,252.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2024 and 2023.

Results of operations

Comparison of continuing operations for the six months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues	$41,695	100.00%	$-	-%	$41,695	-%

Total revenues	41,695	100.00%	-	-%	41,695	-%
Cost of revenues	12,508	30.00%	-	-%	12,058	%

Total cost of revenues	12,508	30.00%	-	-%	12,058	-%
Gross profit	29,187	70.00%	-	%	29,187	-%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	346,029	829.91%	67,471	-%	278,558	412.86%
Total operating expenses	346,029	829.91%	67,471	-%	278,558	412.86%
Loss from operations	(316,842)	(759.90)%	(67,471)	-%	249,371	369.60%
Other income (expenses), net	(21,023)	(50.42)%	(47,436)	-%	(26,413)	(55.68)%
Loss before income taxes	(337,865)	(810.32)%	(114,907)	-%	222,958	194.03%
Income tax expense	800	1.92%	1,600	-%	(800)	(50.00)%
Net loss from continuing operations	(338,665)	(812.24)%	(116,507)	-%	222,158	190.68%
Loss from discontinued operations	(120,827)	(289.79)%	(346,844)	-%	(226,017)	(65.16)%
Gain from disposal of discontinued operations	377,752	905.99%	-	-	377,752	-%
Net loss	$(81,740)	(196.04)%	$(463,351)	-%	$(381,611)	(82.36)%

Revenues

Revenues from the company’s continuing operations for the six months ended June 30, 2024 and 2023 were $41,695 and $nil, respectively.  Revenues from the company’s discontinued operations for the six months ended June 30, 2024 and 2023 were $153,865 and $600,903, respectively.

Costs of revenues

Costs of revenues from the company’s continuing operations for the six months ended June 30, 2024 and 2023 was $12,508 and $nil, respectively. Costs of revenues from the company’s discontinued operations for the six months ended June 30, 2024 and 2023 was $76,592 and $324,706, respectively.

Gross profit

For the factors mentioned above, the gross profit from the company’s continuing operations for the six months ended June 30, 2024 and 2023 was $29,187 and $nil, respectively. The gross profit from the company’s discontinued operations for the six months ended June 30, 2024 and 2023 was $77,273 and $276,197, respectively.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense from the company’s continuing operations was $nil for the six months ended June 30, 2024, compared to $nil for the six months ended June 30, 2023. Selling expense from the company’s discontinued operations was $13,716 for the six months ended June 30, 2024, compared to $nil for the six months ended June 30, 2023.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $346,029 for the six months ended June 30, 2024, compared to $67,471 for the six months ended June 30, 2023, an increase of $278,558 or 412.86%, the increase was mainly due to increased office rent and office CAM fee by $265,132, increased consulting fee by $11,159, increased salary by $6,000, which was partly offset by decreased accounting fee by $490 and decreased other G&A expense by $3,243. General and administrative expenses from the company’s discontinued operations was $178,936 for the six months ended June 30, 2024, compared to $609,650 for the six months ended June 30, 2023.

Other income (expenses), net

Other expenses from the company’s continuing operations was $21,023 and $47,436 for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, other expenses mainly consisted of interest expense of $1,081, loss on disposal of fixed assets of $3,012, loss from security deposit forfeiture of $50,000 from early termination of the lease, which was partly offset by other income of $33,086. For the six months ended June 30, 2023, other expenses mainly consisted of interest expense of $1,104, loss from note conversion of $50,000, which was partly offset by net other income of $3,668. Other expenses from the company’s discontinued operations were $5,448 for the six months ended June 30, 2024, compared to $11,791 for the six months ended June 30, 2023.

Net loss from continuing operations

We had a net loss of $338,665 from the company’s continuing operations for the six months ended June 30, 2024, compared to $116,507 for the six months ended June 30, 2023, an increase of $222,158 or 190.68%.

Net loss

We had net loss of $81,740 for the six months ended June 30, 2024 including net gain of $256,925 from discontinued operations, compared to net loss of $463,351 for the six months end ended June 30, 2023.

Comparison of continuing operations for the three months ended June 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues	$41,695	100.00%	$-	-%	$41,695	-%

Total revenues	41,695	100.00%	-	-%	41,695	-%
Cost of revenues	12,508	30.00%	-	-%	12,058	%

Total cost of revenues	12,508	30.00%	-	-%	12,058	-%
Gross profit	29,187	70.00%	-	%	29,187	-%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	194,200	465.76%	43,161	-%	151,039	349.94%
Total operating expenses	194,200	465.76%	43,161	-%	151,039	349.94%
Loss from operations	(165,013)	(395.76)%	(43,161)	-%	121,852	282.32%
Other expenses, net	(49,865)	(119.59)%	(48,682)	-%	1,183	2.43%
Loss before income taxes	(214,878)	(515.36)%	(91,843)	-%	123,035	133.96%
Income tax expense	800	1.92%	1,600	-%	(800)	(50.00)%
Net loss from continuing operations	(215,678)	(517.28)%	(93,443)	-%	122,235	130.81)%
Loss from discontinued operations	-	-%	(191,072)	-%	(191,072)	(100.00)%

Net loss	$(215,678)	(517.28)%	$(284,515)	-%	$(68,837)	(24.19)%

Revenues

Revenues from the company’s continuing operations for the three months ended June 30, 2024 and 2023 were $41,695 and $nil, respectively, an increase of $41,695. Revenues from the company’s discontinued operations for the three months ended June 30, 2024 and 2023 were $nil and $259,574, respectively.

Costs of revenues

Costs of revenues from the company’s continuing operations for the three months ended June 30, 2024 and 2023 was $12,508 and $nil, respectively. Costs of revenues from the company’s discontinued operations for the three months ended June 30, 2024 and 2023 was $nil and $151,407, respectively.

Gross profit

For the factors mentioned above, the gross profit from the company’s continuing operations for the three months ended June 30, 2024 and 2023 was $29,187 and $nil, respectively. The gross profit from the company’s discontinued operations for the three months ended June 30, 2024 and 2023 was $nil and $108,167, respectively.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense from the company’s continuing operations was $nil for the three months ended June 30, 2024, compared to $nil for the three months ended June 30, 2023. Selling expense from the company’s discontinued operations was $nil for the three months ended June 30, 2024, compared to $37,381 for the three months ended June 30, 2023.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $194,200 for the three months ended June 30, 2024, compared to $43,161 for the three months ended June 30, 2023, an increase of $151,039 or 349.94%, the increase was mainly due to increased rent expense by $125,645, increased consulting fee by $11,159, increased accountant fee by $10,510. General and administrative expenses from the company’s discontinued operations was $nil for the three months ended June 30, 2024, compared to $254,365 for the three months ended June 30, 2023.

Other income (expenses), net

Other expenses from the company’s continuing operations was $49,865 and $48,682 for the three months ended June 30, 2024 and 2023, respectively. For the three months ended June 30, 2024, other expenses were mainly from loss on security deposit forfeiture of $50,000, which was partly offset by other income of $586. For the three months ended June 30, 2023, other expenses mainly consisted of interest expense of $551, loss from note conversion of $50,000, which was partly offset by net other income of $1,868. Other expenses from the company’s discontinued operations was $nil for the three months ended June 30, 2024, compared to $5,893 for the three months ended June 30, 2023.

Net loss from continuing operations

We had a net loss of $215,678 from the company’s continuing operations for the three months ended June 30, 2024, compared to $93,443 for the three months ended June 30, 2023, an increase of $122,235 or 130.81%.

Net loss

We had net loss of $215,678 for the three months ended June 30, 2024, compared to net loss of $284,515 including net loss of $191,072 from discontinued operations for the three months end ended June 30, 2023.

Liquidity and Capital Resources

As of June 30, 2024, from the company’s continuing operations, we had cash and equivalents of $9,489, other current assets of $916,673, other current liabilities of $3,109,284, working capital deficit of $2,192,611, a current ratio of 0.29:1. As of December 31, 2023, from the company’s continuing operations, we had cash and equivalents of $nil, bank overdraft of $9,436, other current assets of $203,197, other current liabilities (excluding bank overdraft) of $2,344,217, working capital deficit of $2,150,456, a current ratio of 0.09:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2024, and 2023, respectively.

	2024	2023
Net cash used in operating activities for continuing operations	$(19,563)	$(124,731)
Net cash used in operating activities for discontinued operations	(136,777)	(351,999)
Net cash used in operating activities	(156,340)	(476,730)

Net cash used in investing activities for continuing operations	-	-
Net cash used in investing activities for discontinued operations	-	-
Net cash used in investing activities	-	-

Net cash provided by financing activities for continuing operations	175,152	531,522
Net cash used in financing activities for discontinued operations	(9,323)	(60,513)
Net cash provided by financing activities	$165,829	$471,009

Net cash used in operating activities for continuing operations

Net cash used in operating activities for continuing operations was $19,563 for the six months ended June 30, 2024, compared to $124,731 in 2023. The decrease of cash outflow of $105,168 from operating activities of continuing operations for the six months ended June 30, 2024 was principally attributable to decreased cash outflow on security deposit by $100,545, decreased cash outflow on accounts payable by $56,563, decreased cash outflow on accrued liabilities and other payables by $200,894. which was partly offset by increased cash outflow on accounts receivable by $7,888, increased cash outflow on other receivables by $197,295, and increased cash outflow on payment of lease liabilities by $47,100.

Net cash provided by financing activities for continuing operations

Net cash provided by financing activities for continuing operations was $175,152 for the six months ended June 30, 2024, compared to $531,522 in 2023. The net cash provided by financing activities for six months ended June 30, 2024 mainly consisted of proceeds of $185,200 loan from one major shareholder (also the senior officer), partly offset by bank overdraft of $9,436, and payment of government loan of $612. The net cash provided by financing activities for the six months ended June 30, 2023 consisted of proceeds of $532,111 from loan from one major shareholder (also the senior officer), partly offset by payment of government loans of $589.

Our current liabilities exceed current assets at June 30, 2024, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty meeting upcoming cash requirements. As of June 30, 2024, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of June 30, 2024, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of June 30, 2024, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
(unaudited)
June 30, 2025	$1,331
June 30, 2026	1,382
June 30, 2027	1,435
June 30, 2028	1,490
June 30, 2029	1,547
Thereafter	49,919
Total	$57,104

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

Item 4. Controls and Procedures.

The Company’s Chief Executive Officer, Yin Yan, and Chief Financial Officer, William Sluss, are responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

On June 30, 2024, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2024, our ICFR were effective at the reasonable assurance level based on those criteria.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on June 30, 2024, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer
Date:	August 19, 2024

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer
Dated:	August 19, 2024