Form 10-Q/A
period 2024-06-30
Bio Essence Corp
filed 2024-08-21
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1 to

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

Explanatory Note

This Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2024 is filed to incorporate the iXBRL data not uploaded as part of the Form 10-Q for the same period. The balance of the report is unchanged.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer
Date:	August 21, 2024

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer
Dated:	August 21, 2024