Form 10-Q/A
period 2024-03-31
Bio Essence Corp
filed 2024-10-07
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

Date of Amendment: October 7, 2024

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

i

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	AS OF MARCH 31, 2024	AS OF DECEMBER 31, 2023
	(UNAUDITED) (RESTATED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$23	$-
Receivable from sales of subsidiaries	700,000	300,000
Other receivables	197,294	-
Total current assets	897,317	300,000

NONCURRENT ASSETS
Security deposit	52,545	52,545
Right-of-use assets, net	1,304,223	1,427,918
Property and equipment, net	238	3,688
Intangible assets, net	509	567
Total non-current assets	1,357,515	1,484,718

Assets classified as held for sale	-	973,862
TOTAL ASSETS	$2,254,832	$2,758,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$9,436
Accounts payable	13,006	12,453
Accrued liabilities and other payables	334,997	137,700
Accrued interest on government loans	2,359	2,377
Operating lease liabilities	587,417	495,217
Government loans payable - current portion	1,319	4,596
Loan from shareholders	1,979,377	1,788,677
Total current liabilities	2,918,475	2,450,456

NONCURRENT LIABILITIES
Operating lease liabilities	806,619	938,409
Government loans payable	56,093	53,120
Total non-current liabilities	862,712	991,529

Liabilities classified as held for sale	-	976,889

TOTAL LIABILITIES	3,781,187	4,418,874

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of March 31, 2024 and December 31, 2023	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 as of March 31, 2024 and December 31, 2023	3,801	3,801
Additional paid in capital	7,476,379	7,476,379
Accumulated deficit	(9,006,535)	(9,140,474)
TOTAL STOCKHOLDERS’ DEFICIT	(1,526,355)	(1,660,294)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$2,254,832	$2,758,580

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
	(RESTATED)

Revenues	$-	$-
Sales of goods	-	-
Manufacture service revenue	-	-
Total revenues	-	-

Cost of revenues	-	-
Cost of goods sold	-	-
Cost of manufacture service		-
Total cost of revenues	-	-

Gross profit	-	-

Operating expenses
General and administrative	151,828	24,310

Total operating expenses	151,828	24,310

Loss from operations	(151,828)	(24,310)

Other income (expenses)
Interest expense	(542)	(554)
Other income	32,500	1,800
Other expenses	(3,116)	-

Other income, net	28,842	1,246

Loss before income taxes	(122,986)	(23,064)

Income tax expense	-	-

Net loss from continuing operations	(122,986)	(23,064)

Loss from discontinued operations	(120,827)	(155,772)
Gain from disposal of discontinued operations	377,752	-

Net income (loss)	$133,939	$(178,836)

Basic and diluted weighted average shares outstanding	38,009,000	33,009,000

Basic and diluted net loss per share	$0.00	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT

THREE MONTHS ENDED MARCH 31, 2024 (RESTATED) AND 2023

(UNAUDITED)

	COMMON	COMMON	ADDITIONAL
	STOCK - SHARES	STOCK - AMOUNT	PAID IN CAPITAL	ACCUMULATED DEFICIT	TOTAL

Balance at January 1, 2024	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)

Net income for the period	-	-	-	133,939	133,939
Balance at March 31, 2024 (Restated)	38,009,000	$3,801	$7,476,379	$(9,006,535)	$(1,526,355)

Balance at January 1, 2023	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)

Net loss for the period	-	-	-	(178,836)	(178,836)
Balance at March 31, 2023	33,009,000	$3,301	$4,926,879	$(8,347,431)	$(3,417,251)

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	THREE MONTHS ENDED MARCH 31,
	2024	2023
	(RESTATED)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss Net income (loss) from continuing operations (include gain on disposal of subsidiary)	$254,766	$(23,064)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	497	2,480
Operating lease expense	131,205	-
Loss on disposal of fixed assets	3,012	-
Gain on disposal of subsidiary	(377,752)	-
Increase (decrease) in assets: Changes in assets / liabilities:
Other receivable	(197,295)	-
Accounts payable	554	(12,544)
Accrued liabilities and other payables	197,295	(1,800)
Accrued interest	(18)	(17)
Payment on lease liabilities	(47,100)	-

Net cash used in continuing operations	(34,836)	(34,945)
Net cash used in discontinued operations	(136,777)	(196,778)

Net cash used in operating activities	(171,613)	(231,723)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(9,436)	765
Repayment of government loans	(305)	(293)
Loan from shareholder	190,700	215,611

Net cash provided by continuing operations	180,959	216,083
Net cash used in (provided by) discontinued operations	(9,323)	9,505

Net cash provided by financing activities	171,636	225,588

NET DECREASE IN CASH & EQUIVALENTS	23	(6,135)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	-	6,262

CASH & EQUIVALENTS, END OF PERIOD	$23	$127

Supplemental Cash Flow Data:
Income tax paid	$-	$-
Interest paid	$4,696	$5,883

The accompanying notes are an integral part of these consolidated financial statements.

BIO ESSENCE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2024 (RESTATED) (UNAUDITED) AND DECEMBER 31, 2023

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

Going Concern

The Company incurred net losses of $122,986 and $23,064 from the company’s continuing operations for the three months ended March 31, 2024 and 2023, respectively. The Company also had an accumulated deficit of $9,006,535 from the company’s continuing operations as of March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive program, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

AS OF DECEMBER 31,
2023
ASSETS
CURRENT ASSETS
Accounts receivable, net	$143,164
Other receivable	710,084
Prepaid expenses	7,288
Advance to suppliers	-
Inventory, net	5,266
Total current assets	865,802
NONCURRENT ASSETS
Property and equipment, net	208,241
Intangible assets, net	-
Total non-current assets	208,241
TOTAL ASSETS	$1,074,043

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	$7,806
Accounts payable	27,884
Taxes payable	9,993
Accrued liabilities and other payables	727,657
Accrued interest on government loans	592
Finance lease liabilities	11,003
Loan payables	10,340
Total current liabilities	795,275
NONCURRENT LIABILITIES
Finance lease liabilities	24,643
Loan payables	15,221
Government loans payable	6,355
Total non-current liabilities	46,219
TOTAL LIABILITIES	$841,494

Net Assets	$232,549
Consideration	300,000
Gain on disposal	$67,451

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

AS OF MARCH 31, 2024
ASSETS
CURRENT ASSETS
Cash and equivalents	$114
Accounts receivable, net	43,164
Other receivables	877,749
Prepaid expenses	52,419
Security deposit	5,364
Inventory, net	184,590
Total current assets	1,163,400
NONCURRENT ASSETS
Property and equipment, net	92,274
Right-of-use assets, net	112,213
Total non-current assets	204,487
TOTAL ASSETS	$1,367,887

LIABILITIES
CURRENT LIABILITIES
Bank overdraft	$2,532
Accounts payable	183,170
Taxes payable	14,515
Accrued liabilities and other payables	841,390
Accrued interest on government loans	13,603
Finance lease liabilities	2,694
Operating Lease liability	50,331
Loan from officer	29,000
Total current liabilities	1,137,235
NONCURRENT LIABILITIES
Finance lease liabilities	695
Operating Lease liability	61,996
Government loans payable	145,714
Total non-current liabilities	208,405
TOTAL LIABILITIES	$1,345,640

Net Assets	$22,248
Consolidation	400,000
Gain on disposal	$377,752

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

4. RECEIVABLE DUE FROM DISPOSAL OF DISCONTINUED OPERATIONS

As of March 31, 2024 and December 31, 2023, receivable due from disposal of discontinued operations was $700,000 and $300,000, respectively. Receivable due from disposal of discontinued operations mainly consisted of receivables from disposal of subsidiaries BEH and BEP.

5. OTHER RECEIVABLES

As of March 31, 2024 and December 31, 2023, other receivable was $197,294 and $0, respectively. Other receivables mainly consisted of receivables from disposal of subsidiaries BEH and BEP.

As of December 31, 2023, other receivables from discontinued operation (BEH) was $877,749, respectively.

6. INVENTORY

Inventory from the company’s continuing operations was $nil and $nil at March 31, 2024 and December 31, 2023, respectively.

As of March 31, 2024 and December 31, 2023, the total inventory from discontinued operation was $184,590 and $148,525, respectively.

7. SECURITY DEPOSIT

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

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables from the company’s continuing operations consisted of the payables to BEP and BEH of $334,997 and $137,700, respectively, at June 30, 2024 and December 31, 2023, as a result of disposal of BEP and BEH.

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

12. RELATED PARTY TRANSACTIONS

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

The Company has NOL carry-forwards for Federal and California income tax purposes of $2.01 million and $2.27 million at March 31, 2024 and December 31, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.63 million as of March 31, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of March 31, 2024 and December 31, 2023 are as follows:

	March 31, 2024	December 31, 2023
Net deferred tax assets (liability):
Depreciation and amortization expense	$477	$477
Expected income tax benefit from NOL carry-forwards	563,133	634,425
Less: valuation allowance	(563,610)	(634,902)
Deferred tax assets, net of valuation allowance	$-	$-

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

On May 18, 2023, the Company entered a 36 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, the Management moved out from the facilities and decided to seek early termination of this lease. As of March 31, 2024, $1,304,223 right-of-use assets, net and $1,394,037 total lease liabilities recorded were associated with the lease.

The components of lease costs, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Operating lease cost	$131,205	$-
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

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

16. RESTATEMENT

During the preparation of this interim report, the Company determined that it had not appropriately accounted for certain historical transactions under US GAAP. In accordance with Staff Accounting Bulletin (“SAB”) 99, Materiality, and SAB 108, Considering the Effects of Prior Period Misstatements when Quantifying Misstatements in Current Period Financial Statements, the Company evaluated the materiality of the errors from qualitative and quantitative perspectives, individually and in aggregate, and concluded that the errors were material to the Consolidated Statements of Operations for the quarter ending March 31, 2024. The Company has restated the impacted financial statements for the period, and presented the effects of the restatement adjustments to the statement below.

The restatement included 1) reclassification of $700,000 from other receivables to receivable from sale of subsidiaries BEH and BEP, 2) net off BEC’s other receivables and other payables with same party BEP of $246,701, 3) record the ROU and lease liabilities of early-terminated lease by the Company (tenant) that was previously written off, due to early-terminated lease has not been approved by the landlord yet.

The following table presents the effects of the restatement on the accompanying consolidated balance sheet at March 31, 2024:

	As Previous Reported	Adjustment	As Restated
Receivable from sales of subsidiaries	$-	$700,000	$700,000
Other receivables	650,593	(453,299)	197,294

Right-of-use assets, net	-	1,304,223	1,304,223
TOTAL ASSETS	$703,908	$1,550,924	$2,254,832

Accrued liabilities and other payables	$88,296	$246,701	$334,997
Accrued interest on government loans	2,359	-	2,359
Operating lease liabilities	-	587,417	587,417

Operating lease liabilities	-	806,619	806,619
TOTAL LIABILITIES	2,140,450	1,640,737	3,781,187

Accumulated deficit	(8,916,722)	(89,813)	(9,006,535)

TOTAL STOCKHOLDERS’ DEFICIT	(1,436,542)	(89,813)	(1,526,355)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$703,908	$1,550,924	$2,254,832

The following table presents the effects of the restatement on the accompanying consolidated statement of income for the three months ended March 31, 2024:

	As Previous Reported	Adjustment	As Restated
Operating expenses
General and administrative	$62,015	$89,813	$151,828

Total operating expenses	62,015	89,813	151,828

Loss from operations	(62,015)	(89,813)	(151,828)

Loss before income taxes	(33,173)	(89,813)	(122,986)

Net loss from continuing operations	(33,173)	(89,813)	(122,986)

Net income	$223,752	(89,813)	$133,939
Basic and diluted weighted average shares outstanding	38,009,000		38,009,000
Basic and diluted net income per share	$0.01		$0.00

The following table presents the effects of the restatement on the accompanying consolidated statement of cash flows for the three months ended March 31, 2024:

	As Previous Reported	Adjustment	As Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss) from continuing operations (Including gain on disposal of subsidiary $377,752)	$344,579	$(89,813)	$254,766

Operating lease expense	41,391	89,813	131,204

Net cash used in operating activities	(171,613)	-	(171,613)

17. SUBSEQUENT EVENTS

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

Going Concern

The Company incurred net losses of $122,986 and $23,064 from the company’s continuing operations for the three months ended March 31, 2024 and 2023, respectively.  The Company also had an accumulated deficit of $9,006,535 from the company’s continuing operations as of March 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2024 and December 31, 2023, the bad debt allowance was $nil and $ nil, respectively. As of December 31, 2023, the bad debt allowance from discontinued operations (BEH) was $2,252, respectively.

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

	2024	% of Sales	2023	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$-	-%	$-	-%
Manufacture service revenue	-	-	-	-	-	-
Total revenues	-	-%	-	-%	-	-%
Cost of goods sold	-	-%	-	-%	-	%
Cost of manufacture service	-	-%	-	-%	-	-%
Total cost of revenues	-	-%	-	--%	-	%
Gross profit		%		%		%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	151,828	-%	24,310	-%	127,518	524.55%
Operating expenses	151,828	-%	24,310	-%	127,518	524.55%
Loss from operations	(151,828)	-%	(24,310)	-%	127,518	524.55%
Other income, net	28,842	-%	1,246	-%	27,596	2,214.77%
Loss before income taxes	(122,986)	-%	(23,064)	--%	99,922	433.24%
Income tax expense	-	-%	-	--0%	--	-%
Net loss from continuing operations	(122,986)	-%	(23,064)	-%	99,922	433.24%
Loss from discontinued operations	(120,827)	-%	(155,772)	-%	(34,945)	(22.43)%
Gain from disposal of discontinued operations	377,752	-%	-	-	377,752	-%
Net income (loss)	$133,939	-%	$(178,836)	-%	$312,775	174.89%

Sales

Sales from the company’s continuing operations for the three months ended March 31, 2024 and 2023 were $nil and $nil, respectively.  Sales from the company’s discontinued operations for the three months ended March 31, 2024 and 2023 were $153,865 and $341,329, respectively.

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

General and administrative expenses consist mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $151,828 for the three months ended March 31, 2024, compared to $24,310 for the three months ended March 31, 2023, an increase of $37,705 or 155.10%, the increase was mainly due to increased office rent and office CAM fee by $137,484, increased license and permits expense by $1,293, offset by decreased accounting fee by $11,000. General and administrative expense from the company’s discontinued operations was $178,936 for the three months ended March 31, 2024, compared to $282,192 for the three months ended March 31, 2023.

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

Net loss from continuing operations

We had a net loss of $122,986 from the company’s continuing operations for the three months ended March 31, 2024, compared to $23,064 for the three months ended March 31, 2023, an increase of $99,922 or 433.24%, reflected the above-mentioned factors combined.

Net income (loss)

We had net income of $133,939 for the three months ended March 31, 2024 including net gain of $256,925 from discontinued operations, compared to net loss of $178,836 for the three months end ended March 31, 2023.

Liquidity and Capital Resources

As of March 31, 2024, from the company’s continuing operations, we had cash and equivalents of $23, other current assets of $897,317, other current liabilities of $2,918,475, working capital deficit of $2,021,158, a current ratio of 0.31:1. As of December 31, 2023, from the company’s continuing operations, we had cash and equivalents of $nil, bank overdraft of $9,436, other current assets of $203,197, other current liabilities (excluding bank overdraft) of $2,344,217, working capital deficit of $2,150,456, a current ratio of 0.09:1.

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

Net cash used in operating activities for continuing operations

Net cash used in operating activities for continuing operations was $34,836 for the three months ended March 31, 2024, compared to $34,945 in 2023. The decrease of cash outflow of $109 from operating activities for the three months ended March 31, 2024 was principally attributable to increased operating cash inflow before working capital changes by $32,311, decreased cash outflow on accounts payable by $13,098, decreased cash outflow on accrued liabilities and other payables by $199,095 which was partly offset by increased cash outflow on other receivable by $197,295, and increased cash outflow on payment of lease liabilities by $47,100.

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

Date: October 7, 2024

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer

Dated: October 7, 2024