Form 10-Q/A
period 2024-03-31
Bio Essence Corp
filed 2024-10-30
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 2 to

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

Explanatory Note

This Amendment to Form 10-Q for the period ended March 31, 2024 (“Quarterly Report”) is filed to update a disclosure in Part I Item 4, regarding the Company’s internal controls. The balance of the Quarterly Report remains unchanged.

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

On September 30, 2023, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2024, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on March 31, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

Date: October 29, 2024

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer

Dated: October 29, 2024