Form 10-Q/A
period 2024-06-30
Bio Essence Corp
filed 2024-10-30
CIK 1723059

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

Explanatory Note

This Second Amendment to Form 10-Q for the period ended June 30, 2024 (“Quarterly Report”) is filed to update a disclosure in Part I Item 4, regarding the Company’s internal controls. The balance of the Quarterly Report remains unchanged.

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

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2024, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

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