Form 10-Q
period 2024-09-30
Bio Essence Corp
filed 2024-11-14
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-232839

BIO ESSENCE CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

California

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

94-3349551

(IRS EMPLOYEE IDENTIFICATION NO.)

2955 Main Street, Ste 300 Irvine CA 92614

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

888-816-1494

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

BIO ESSENCE CORPORATION

BALANCE SHEETS

	AS OF SEPTEMBER 30, 2024	AS OF DECEMBER 31, 2023
	(UNAUDITED)
ASSETS

CURRENT ASSETS
Cash and equivalents	$29,818	$-
Accounts receivable	65,470	-
Receivable due from disposal of discontinued operations	400,000	300,000
Prepayment to vendors	21,000	-
Other receivables	197,294	-
Deposit	2,000	-
Total current assets	715,582	300,000

NONCURRENT ASSETS
Security deposit	-	52,545
Right-of-use assets, net	-	1,427,918
Property and equipment, net	-	3,688
Intangible assets, net	391	567
Total non-current assets	391	1,484,718

Assets classified as held for sale	-	973,862

TOTAL ASSETS	$715,973	$2,758,580

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Bank overdraft	$-	$9,436
Accounts payable	32,110	12,453
Customer deposit	146,000	-
Accrued liabilities and other payables	336,604	137,700
Accrued interest on government loans	2,324	2,377
Operating lease liabilities	911,209	495,217
Government loans payable - current portion	1,344	4,596
Loan from shareholders	1,637,377	1,788,677
Total current liabilities	3,066,968	2,450,456

NONCURRENT LIABILITIES
Operating lease liabilities	535,082	938,409
Government loans payable	55,450	53,120
Total non-current liabilities	590,532	991,529

Liabilities classified as held for sale	-	976,889

TOTAL LIABILITIES	3,657,500	4,418,874

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of September 30, 2024 and December 31, 2023	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 as of September 30, 2024 and December 31, 2023	3,801	3,801
Additional paid in capital	7,476,379	7,476,379
Accumulated deficit	(10,421,707)	(9,140,474)

TOTAL STOCKHOLDERS' DEFICIT	(2,941,527)	(1,660,294)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$715,973	$2,758,580

The accompanying notes are an integral part of these unaudited financial statements.

BIO ESSENCE CORPORATION STATEMENTS OF OPERATIONS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,		THREE MONTHS ENDED SEPTEMBER 30,
	2024	2023	2024	2023
Revenues	$176,385	$-	$134,690	$-
Cost of revenues	66,206	-	53,698	-
Gross profit	110,179	-	80,992	-

Operating expenses
Selling	-	-	-	-
General and administrative	573,469	150,114	227,440	82,644

Total operating expenses	573,469	150,114	227,440	82,644

Loss from operations	(463,290)	(150,114)	(146,448)	(82,644)

Other income (expenses)
Interest expense	(1,617)	(1,652)	(536)	(548)
Other income	33,086	4,868	-	1,200
Other expenses	(1,105,537)	(73,058)	(1,052,509)	(23,058)

Other expenses, net	(1,074,068)	(69,842)	(1,053,045)	(22,406)

Loss before income tax	(1,537,358)	(219,956)	(1,199,493)	(105,050)

Income tax expense	800	1,600	-	-

Net loss from continuing operations	(1,538,158)	(221,556)	(1,199,493)	(105,050)

Loss from discontinued operations	(120,827)	(556,636)	-	(209,792)
Gain from disposal of discontinued operations	377,752	-	-	-

Net loss	$(1,281,233)	$(778,192)	(1,199,493)	$(314,842)

Basic weighted average shares outstanding	38,009,000	35,261,747	38,009,000	38,009,000

Basic and diluted net loss per share	$(0.03)	$(0.02)	$(0.03)	$(0.01)

The accompanying notes are an integral part of these unaudited financial statements.

BIO ESSENCE CORPORATION STATEMENTS OF STOCKHOLDERS' DEFICIT
NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2024 AND 2023
(UNAUDITED)

	COMMON STOCK -	COMMON STOCK -	ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance at January 1, 2024	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)

Net income for the period	-	-	-	133,938	133,938

Balance at March 31, 2024	38,009,000	3,801	7,476,379	(9,006,536)	(1,526,356)

Net loss for the period	-	-	-	(215,678)	(215,678)

Balance at June 30, 2024	38,009,000	3,801	7,476,379	(9,222,214)	(1,742,034)

Net loss for the period	-	-	-	(1,199,493)	(1,199,493)

Balance at September 30, 2024	38,009,000	$3,801	$7,476,379	$(10,421,707)	$(2,941,527)

	COMMON STOCK -	COMMON STOCK -	ADDITIONAL PAID IN	ACCUMULATED
	SHARES	AMOUNT	CAPITAL	DEFICIT	TOTAL

Balance at January 1, 2023	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)

Net loss	-	-	-	(178,836)	(178,836)

Balance at March 31, 2023	33,009,000	3,301	4,926,879	(8,347,431)	(3,417,251)

Net loss	-	-	-	(284,515)	(284,515)

Shares issued for shareholder's loan settlement	5,000,000	500	2,549,500	-	2,550,000

Balance at June 30, 2023	38,009,000	3,801	7,476,379	(8,631,946)	(1,151,766)

Net loss	-	-	-	(314,842)	(314,842)

Balance at September 30, 2023	38,009,000	$3,801	$7,476,379	$(8,946,788)	$(1,466,608)

The accompanying notes are an integral part of these unaudited financial statements.

BIO ESSENCE CORPORATION STATEMENTS OF CASH FLOWS
(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2024	2023
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,281,233)	$(778,192)
Adjustments to reconcile loss to net cash provided by (used in) operating activities:
Depreciation and amortization expenses	853	7,235
Loss on note conversion	-	50,000
Loss on disposal of fixed assets	3,012	23,058
(Income) loss from discontinued operations	(256,925)	556,636
Operating lease expense	436,742	48,527
Impairment loss of ROU asset	1,050,940	-
Changes in assets / liabilities:
Accounts receivable	(65,470)	-
Other receivables	(197,294)	-
Receivable from sale of BEP	300,000	-
Prepayment and deposits	29,545	(50,000)
Accounts payable	19,655	(7,100)
Customer deposit	146,000	-
Accrued liability and other payables	197,297	(4,800)
Accrued interest	(53)	137
Taxes payable	1,607	-
Payment of lease liability	(47,100)	(47,100)

Net cash provided by (used in) operating activities from continuing operations	337,576	(201,599)
Net cash used in operating activities from discontinued operations	(136,777)	(619,980)

Net cash provided by (used in) operating activities	200,799	(821,579)

CASH FLOWS FROM INVESTING ACTIVITIES:
Payment for leasehold improvement	-	(3,614)

Net cash used in investing activities from continue operations	-	(3,614)
Net cash used in investing activities from discontinued operations	-	-

Net cash used in investing activities	-	(3,614)

CASH FLOWS FROM FINANCING ACTIVITIES:
Bank overdraft	(9,436)	2,050
Loan from / repayment to shareholders	(151,300)	865,491
Payment of SBA loan	(922)	(788)

Net cash provided by (used in) financing activities from continuing operations	(161,658)	866,753
Net cash used in financing activities from discontinued operations	(9,323)	(47,733)

Net cash provided by (used in) financing activities	(170,981)	819,020

NET INCREASE (DECREASE) IN CASH & CASH EQUIVALENTS	29,818	(6,173)

CASH & CASH EQUIVALENTS, BEGINNING OF PERIOD	-	6,262

CASH & CASH EQUIVALENTS, END OF PERIOD	$29,818	$89

Supplemental Cash flow data:
Income tax paid	$800	$3,200
Interest paid	$5,771	$16,958

Supplemental disclosures of non-cash financing activities:
Conversion of loan from shareholders to common shares	$-	$2,500,000
Recognition of ROU asset and operating lease liability	$-	$1,589,863

The accompanying notes are an integral part of these unaudited financial statements.

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2024 (UNAUDITED) AND DECEMBER 31, 2023

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS have been under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: Bio Essence Pharmaceutical Inc. (“BEP”) and Bio Essence Herbal Essentials, Inc. (“BEH”), Bio Essence transferred its manufacturing operation to BEP and transferred its distributing operation to BEH. On March 1, 2017, the 100% shareholder of FDS transferred all of her ownership in FDS to Bio Essence. On December 7, 2021, the Company dissolved FDS. On December 12, 2023, the Company entered into an agreement with Newways Inc. to sell the 100% equity ownership of BEP for $300,000. On March 28, 2024, the Company entered into an agreement with Health Up Inc. to sell the 100% equity ownership of BEH for $400,000. Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in developing, manufacturing and sales of prescription medicine. McBE has not engaged in any operations since its inception. On April 15, 2024, the Company dissolved McBE.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements for the nine and three months ended September 30, 2024, include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period accounts have been reclassified in conformity with the current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Going Concern

The Company incurred net loss of $1,281,233 and $778,192 for the nine months ended September 30, 2024 and 2023, respectively. The Company incurred net losses of $1,199,493 and $314,842 for the three months ended September 30, 2024 and 2023, respectively. The Company also had an accumulated deficit of $10,421,707 as of September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived nonfinancial assets. The Company recognized $1,050,940 impairment loss of ROU assets during the nine and three months ended September 30, 2024.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2024 and December 31, 2023, there was no bad debt allowance. As of December 31, 2023, the bad debt allowance from discontinued operation (BEH) was $2,252.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2024 and December 31, 2023, there was no significant impairments of its long-lived assets.

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

At September 30, 2024 and December 31, 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2019 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2024 and 2023.

Cost of Revenue

Cost of goods sold (“COGS”) consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COGS.

Cost of manufacture service/OEM consists primarily of direct labor costs and related overhead that are directly attributable to the manufacture process.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2024 and 2023, shipping and handling costs from continuing operations were $1,286 and $nil, respectively. During the three months ended September 30, 2024 and 2023, shipping and handling costs from continuing operations were $1,286 and $nil, respectively.

During the nine months ended September 30, 2024 and 2023, shipping and handling costs from discontinued operations were $8,009 and $32,596, respectively. During the three months ended September 30, 2024 and 2023, shipping and handling costs from discontinued operations were $nil and $12,638, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the nine and three months ended September 30, 2024 and 2023, advertising expenses from continuing operations were $nil and $nil, and $nil and $nil, respectively.

During the nine months ended September 30, 2024 and 2023, advertising expenses from discontinued operations were $1,228 and $63,912, respectively. During the three months ended September 30, 2024 and 2023, advertising expenses from discontinued operations were $nil and $10,778, respectively.

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

As of September 30, 2024 and December 31, 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the nine and three months ended September 30, 2024 and 2023.

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

For the nine months ended September 30, 2024, the Company had three major customers accounted for 22.65%, 17.91%, and 10.92%, respectively, of the Company’s total sales. For the nine months ended September 30, 2023, one major customer accounted for 22% of the Company’s total sales.

For the three months ended September 30, 2024, three major customers accounted for 30%, 16% and 14%, respectively, of the Company’s total sales. For the three months ended September 30, 2023, no customers accounted for more than 10% of the Company’s total sales.

For the nine and three months ended September 30, 2024, the Company had one major vendor accounted for 100% of the Company’s total purchases.

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

AS OF DECEMBER 31,
2023
ASSETS
CURRENT ASSETS
Accounts receivable, net	$143,164
Other receivables	710,084
Prepaid expenses	7,288
Inventory, net	5,266
Property and equipment, net	208,241
Intangible assets, net	-
TOTAL ASSETS	$1,074,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$7,806
Accounts payable	27,884
Taxes payable	9,993
Accrued liabilities and other payables	727,657
Accrued interest on government loans	592
Finance lease liabilities	11,003
Loan payables	10,340
Finance lease liabilities	24,643
Loan payables	15,221
Government loans payable	6,355
TOTAL LIABILITIES	$841,494
Net Assets	$232,549
Consideration	300,000
Gain on disposal	$67,451

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

As of March 31, 2024
ASSETS
CURRENT ASSETS
Cash and equivalents	$114
Accounts receivable, net	43,164
Other receivables	877,749
Prepaid expenses	52,419
Security deposit	5,364
Inventory, net	184,590
Property and equipment, net	92,274
ROU, Net	112,213
TOTAL ASSETS	$1,367,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$2,532
Accounts payable	183,170
Taxes payable	14,515
Accrued liabilities and other payables	841,390
Accrued interest on government loans	13,603
Finance lease liabilities	2,694
Operating lease liability	50,331
Loan from officer	29,000
Finance lease liabilities	695
Operating lease liability	61,996
Government loans payable	145,714
TOTAL LIABILITIES	$1,345,640
Net Assets	$22,248
Consideration	400,000
Gain on disposal	$377,752

The operations of BEP and BEH was accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the three months ended September 30,
	2024	2023
Revenue, Net	$-	$155,695
Cost of Revenues	-	130,924
Gross Profit	-	24,771
Operating Expenses	-	289,275

Loss from Operations	-	(264,504)
Other Income (Expenses)
Interest expense	-	(3,394)
Other income (expenses)	-	58,106

Total Other Income, net	-	54,712
Loss Before Income Taxes	-	(209,792)
Income Tax Expense	-	-
Net Loss from Discontinued Operations	$-	$(209,792)

	For the nine months ended September 30,
	2024	2023
Revenue, Net	$153,865	$756,598
Cost of Revenues	76,592	455,630
Gross Profit	77,273	300,968
Operating Expenses	192,652	898,925

Loss from Operations	(115,379)	(597,957)
Other Income (Expenses)
Interest expense	(4,154)	(16,098)
Other income (expenses)	(1,294)	59,019

Total Other Expenses	(5,448)	42,921
Loss Before Income Taxes	(120,827)	(555,036)
Income Tax Expense	-	1,600
Net Loss from Discontinued Operations	$(120,827)	$(556,636)

4. RECEIVABLE DUE FROM DISPOSAL OF DISCONTINUED OPERATIONS

As of September 30, 2024 and December 31, 2023, receivable due from disposal of discontinued operations was $400,000 and $300,000, respectively. Receivable due from disposal of discontinued operations mainly consisted of receivables from disposal of subsidiaries BEH and BEP.

5. OTHER RECEIVABLES

As of September 30, 2024 and December 31, 2023, other receivable was $197,294 and $0, respectively. Other receivables mainly consisted of outstanding receivables from BEH.

As of December 31, 2023, other receivables from discontinued operation (BEH) was $877,749, respectively.

6. INVENTORY

Inventory from the Company’s continuing operations was $nil and $nil at September 30, 2024 and December 31, 2023, respectively.

As of December 31, 2023, the total inventory from discontinued operation (BEH) was $143,259, respectively.

7. DEPOSIT

As of September 30, 2024, deposit mainly consisted of the office rent deposit of $2,000 (one-year operating lease effective on June 1, 2024).

The Company made a security deposit of $50,000 (non-current security deposit) for a lease of BEC that was effective on September 1, 2023. On February 29, 2024, the Management decided an early termination of this lease; as a result, the landlord didn’t return the security deposit.

As of December 31, 2023, the security deposit from the company’s discontinued operation (BEH) was for rent of the Company’s office of $41,841, respectively.

8. PROPERTY AND EQUIPMENT, NET

Property and equipment from the company’s continuing operations consisted of the following at September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(unaudited)
Leasehold improvements	$-	$3,614
Office furniture and equipment	56,505	56,505
Total	56,505	60,119
Less: accumulated depreciation	(56,505)	(56,431)
Net	$-	$3,688

Depreciation expense for the nine months ended September 30, 2024 and 2023 from the Company’s continuing operations were $677 and $7,059, respectively.

Depreciation expense for the three months ended September 30, 2024 and 2023 from the Company’s continuing operations were $nil and $2,370, respectively.

As of December 31, 2023, the net total property and equipment from discontinued operation (BEH) was $94,454, respectively.

9. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of September 30, 2024 and December 31, 2023:

	September 30, 2024	December 31, 2023
	(unaudited)
Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,887)	(38,711)
Net	$391	$567

Amortization of intangible assets from the company’s continuing operations were $176 and $176 for the nine months ended September 30, 2024 and 2023, respectively.

Amortization of intangible assets from the company’s continuing operations were $59 and $59 for the three months ended September 30, 2024 and 2023, respectively.

Estimated amortization for the existing intangible assets with finite lives from the company’s continuing operations for each of the next five years at September 30, 2024 is as follows: $236, $155, nil, nil and nil.

10. ACCRUED LIABILITIES AND OTHER PAYABLES

Accrued liabilities and other payables from the company’s continuing operations consisted of the payables to BEP of $336,604 and $137,700, respectively, at September 30, 2024 and December 31, 2023, as a result of disposal of BEP and BEH.

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

As of September 30, 2024, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
September 30, 2025	$1,344
September 30, 2026	1,395
September 30, 2027	1,448
September 30, 2028	1,504
September 30, 2029	1,561
Thereafter	49,542
Total	$56,794

12. RELATED PARTY TRANSACTIONS

Loans from Shareholder

At September 30, 2024 and December 31, 2023, the Company held loans from one major shareholder (also the Company’s senior officer) for $1,028,746 and $1,180,046, respectively. At September 30, 2024 and December 31, 2023, the Company held loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

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

At September 30, 2024 and December 31, 2023, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $2.33 million and $2.27 million at September 30, 2024 and December 31, 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.65 million as of September 30, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of September 30, 2024 and December 31, 2023 are as follows:

	September 30, 2024	December 31, 2023
	(unaudited)
Net deferred tax assets (liability):
Depreciation and amortization expense	$1,914	$477
Expected income tax benefit from NOL carry-forwards	650,728	634,425
Less: valuation allowance	(652,642)	(634,902)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the nine months ended September 30, 2024 and 2023 is as follows:

	2024	2023
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference	(28.45)%	-%
Change in valuation allowance	56.36%	28.71%
Effective income tax rate	(0.07)%	0.73%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the three months ended September 30, 2024 and 2023 is as follows:

	2024	2023
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference	(27.50)%	-%
Change in valuation allowance	55.49%	29.78%
Effective income tax rate	0.00%	0.00%

The provision for income tax expense for the continuing operations for the nine months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
	(unaudited)	(unaudited)
Income tax expense – current	$800	$1,600
Income tax benefit – current	-	-
Total income tax expense	$800	$1,600

The provision for income tax expense for the continuing operations for the three months ended September 30, 2024 and 2023 consisted of the following:

	2024	2023
	(unaudited)	(unaudited)
Income tax expense – current	$-	$-
Income tax benefit – current	-	-
Total income tax expense	$-	$-

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

On May 18, 2023, the Company entered a 36 months lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, the Management moved out from the facilities and decided to seek early termination of this lease. The $50,000 security deposit was not returned to the Company and the negotiation of early termination is still ongoing as of the reporting date. As of September, 30, 2024, the Company recorded the full impairment of ROU asset of $1.05 million and kept $1.45 million lease liabilities associated with this lease in the Company’s consolidated financial statements due to uncertainty of the negotiation with the landlord.

The components of lease costs for continuing operations, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(unaudited)	(unaudited)
Operating lease cost	$436,742	$48,527
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	(unaudited)	(unaudited)
Operating lease cost	$145,581	$48,527
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

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

The components of lease costs, lease term and discount rate with respect of the copier lease with an initial term of more than 12 months are as follows:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
	(unaudited)	(unaudited)
Finance lease cost
Amortization	$653	$9,687
Interest on lease liabilities	48	1,793
Total finance lease cost	$701	$11,480
Weighted Average Remaining Lease Term - Finance leases	-	3.29
Weighted Average Discount Rate – Finance leases	5%	5%

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
	(unaudited)	(unaudited)
Finance lease cost
Amortization	$-	$3,270
Interest on lease liabilities	-	543
Total finance lease cost	$-	$3,813
Weighted Average Discount Rate – Finance leases	5%	5%

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

Related Party Transactions

Loans from Officer

On September 30, 2024 and December 31, 2023, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,028,746 and $1,180,046, respectively. On September 30, 2024 and December 31, 2023, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $1,281,233 and $778,192 for the nine months ended September 30, 2024 and 2023, respectively. The Company incurred net losses of $1,199,493 and $314,842 for the three months ended June 30, 2024 and 2023, respectively.  The Company also had an accumulated deficit of $10,421,707 from the company’s continuing operations as of September 30, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2024 and December 31, 2023, there was no bad debt allowance. As of December 31, 2023, the bad debt allowance from discontinued operation (BEH) was $2,252.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2024 and 2023.

Results of operations

Comparison of continuing operations for the nine months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues	$176,385	100.00%	$-	-%	$176,385	100.00%
Cost of revenues	66,206	37.53%	-	-%	66,206	100.00%
Gross profit	110,179	62.47%	-	%	110,179	100.00%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	573,469	325.12%	150,114	-%	423,355	282.02%
Total operating expenses	573,469	325.12%	150,114	-%	423,355	282.02%
Loss from operations	(463,290)	(262.66)%	(150,114)	-%	(313,176)	208.63%
Other expenses, net	(1,074,068)	(608.93)%	(69,842)	-%	(1,004,226)	1437.85%
Loss before income taxes	(1,537,358)	(871.59)%	(219,956)	-%	(1,317,402)	598.94%
Income tax expense	800	0.45%	1,600	-%	(800)	(50.00)%
Net loss from continuing operations	(1,538,158)	(872.05)%	(221,556)	-%	(1,316,602)	594.25%
Loss from discontinued operations	(120,827)	(68.50)%	(556,636)	-%	435,809	(78.29)%
Gain from disposal of discontinued operations	377,752	214.16%	-	-	377,752	100.00%
Net loss	$(1,281,233)	(726.38)%	$(778,192)	-%	$(503,041)	(64.64)%

Revenues

Revenues from the company’s continuing operations for the nine months ended September 30, 2024 and 2023 were $176,385 and $nil, respectively.  We had $37,414 product sales, $136,109 OEM service revenue, and $2,861 other revenue for the nine months ended September 30, 2024. Revenues from the company’s discontinued operations for the nine months ended September 30, 2024 and 2023 were $153,865 and $756,598, respectively.

Costs of revenues

Costs of revenues from the company’s continuing operations for the nine months ended September 30, 2024 and 2023 was $66,206 and $nil, respectively. We had $17,974 cost of sales for products, $45,693 cost for OEM service revenue, and $2,539 other costs for the nine months ended September 30, 2024. Costs of revenues from the company’s discontinued operations for the nine months ended September 30, 2024 and 2023 was $76,592 and $455,630, respectively.

Gross profit

For the factors mentioned above, the gross profit from the company’s continuing operations for the nine months ended September 30, 2024 and 2023 was $110,179 and $nil, respectively. The gross profit from the company’s discontinued operations for the nine months ended September 30, 2024 and 2023 was $77,273 and $300,968, respectively.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense from the company’s continuing operations was $nil for the nine months ended September 30, 2024, compared to $nil for the nine months ended September 30, 2023. Selling expense from the company’s discontinued operations was $13,716 for the nine months ended September 30, 2024, compared to $96,509 for the nine months ended September 30, 2023.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $573,469 for the nine months ended September 30, 2024, compared to $150,114 for the nine months ended September 30, 2023, an increase of $423,355 or 282.02%, the increase was mainly due to increased office rent by $396,217, increased consulting fee by $23,265, increased other G&A expenses by $3,873. General and administrative expenses from the company’s discontinued operations was $178,936 for the nine months ended September 30, 2024, compared to $802,416 for the nine months ended September 30, 2023.

Other expenses, net

Other expenses from the company’s continuing operations was $1,074,068 and $69,842 for the nine months ended September 30, 2024 and 2023, respectively. For the nine months ended September 30, 2024, other expenses mainly consisted of interest expense of $1,617, impairment of ROU asset of $1,050,940 due to early termination of the lease, and other expenses of $54,597, which was partly offset by other income of $33,086. For the nine months ended September 30, 2023, other expenses mainly consisted of interest expense of $1,652, other expenses of $73,058, which was partly offset by net other income of $4,868. Other expenses from the company’s discontinued operations were $5,448 for the nine months ended September 30, 2024, compared to $42,921 for the nine months ended September 30, 2023.

Net loss from continuing operations

We had a net loss of $1,538,158 from the company’s continuing operations for the nine months ended September 30, 2024, compared to $221,556 for the nine months ended September 30, 2023, an increase of $1,316,602 or 594.25%.

Net loss from discontinued operations

We had net gain of $256,925 from the company’s discontinued operations for the nine months ended September 30, 2024 compared to net loss of $556,636 for the nine months end ended September 30, 2023.

Comparison of continuing operations for the three months ended September 30, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2024	% of Sales	2023	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues	$134,690	100.00%	$-	-%	$134,690	100.00%
Cost of revenues	53,698	39.87%	-	-%	53,698	100.00%
Gross profit	80,992	60.13%	-	%	80,992	100.00%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	227,440	168.86%	82,644	-%	144,796	175.20%
Total operating expenses	277,440	168.86%	82,644	-%	144,796	175.20%
Loss from operations	(146,448)	(108.73)%	(82,644)	-%	(63,804)	77.20%
Other expenses, net	(1,053,045)	(781.83)%	(22,406)	-%	(1,030,639)	4599.83%
Loss before income taxes	(1,199,493)	(890.56)%	(105,050)	-%	(1,094,443)	1041.83%
Income tax expense	-	-%	-	-%	-	-%
Net loss from continuing operations	(1,199,493)	(890.56)%	(105,050)	-%	(1,094,443)	1041.83)%
Loss from discontinued operations	-	-%	(209,792)	-%	209,792	(100.00)%
Net loss	$(1,199,493)	(890.56)%	$(314,842)	-%	$(884,651)	280.98%

Revenues

Revenues from the company’s continuing operations for the three months ended September 30, 2024 and 2023 were $134,690 and $nil, respectively, an increase of $134,690. Revenues from the company’s discontinued operations for the three months ended September 30, 2024 and 2023 were $nil and $155,695, respectively.

Costs of revenues

Costs of revenues from the company’s continuing operations for the three months ended September 30, 2024 and 2023 was $53,698 and $nil, respectively. Costs of revenues from the company’s discontinued operations for the three months ended September 30, 2024 and 2023 was $nil and $130,924, respectively.

Gross profit

For the factors mentioned above, the gross profit from the company’s continuing operations for the three months ended September 30, 2024 and 2023 was $80,992 and $nil, respectively. The gross profit from the company’s discontinued operations for the three months ended September 30, 2024 and 2023 was $nil and $24,771, respectively.

Operating expenses

Selling expenses consisted mainly of advertising, show expense, products marketing, shipping expenses, and promotion expenses. Selling expense from the company’s continuing operations was $nil for the three months ended September 30, 2024, compared to $nil for the three months ended September 30, 2023. Selling expense from the company’s discontinued operations was $nil for the three months ended September 30, 2024, compared to $23,416 for the three months ended September 30, 2023.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $227,440 for the three months ended September 30, 2024, compared to $82,466 for the three months ended September 30, 2023, an increase of $144,796 or 175.20%, the increase was mainly due to increased rent expense by $137,366, increased salary by $10,000, which was partly offset by Office CAM fee of $6,280. General and administrative expenses from the company’s discontinued operations was $nil for the three months ended September 30, 2024, compared to $265,859 for the three months ended September 30, 2023.

Other income (expenses), net

Other expenses from the company’s continuing operations was $1,053,045 and $22,406 for the three months ended September 30, 2024 and 2023, respectively. For the three months ended September 30, 2024, other expenses were mainly the impairment of ROU asset of $1,050,940 due to early termination of the lease, and interest expense of $536. For the three months ended September 30, 2023, other expenses mainly consisted of interest expense of $548, and other expenses of $23,058, which was partly offset by net other income of $1,200. Other income from the company’s discontinued operations was $nil for the three months ended September 30, 2024, compared to $54,712 for the three months ended September 30, 2023.

Net loss from continuing operations

We had a net loss of $1,199,493 from the company’s continuing operations for the three months ended September 30, 2024, compared to $105,050 for the three months ended September 30, 2023, an increase of $1,094,443 or 1041.83%.

Net loss from discontinued operations

We had net loss of $nil for the three months ended September 30, 2024, compared to net loss of $209,792 from discontinued operations for the three months end ended September 30, 2023.

Liquidity and Capital Resources

As of September 30, 2024, from the company’s continuing operations, we had cash and equivalents of $29,818, other current assets of $685,764, other current liabilities of $3,066,968, working capital deficit of $2,351,386, a current ratio of 0.23:1. As of December 31, 2023, from the company’s continuing operations, we had cash and equivalents of $nil, bank overdraft of $9,436, other current assets of $300,000, other current liabilities (excluding bank overdraft) of $2,441,020, working capital deficit of $2,150,456, a current ratio of 0.12:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2024, and 2023, respectively.

	2024	2023
Net cash provided by (used in) operating activities for continuing operations	$337,576	$(201,599)
Net cash used in operating activities for discontinued operations	(136,777)	(619,980)
Net cash provided by (used in) operating activities	200,799	(821,579)

Net cash used in investing activities for continuing operations	-	(3,614)
Net cash used in investing activities for discontinued operations	-	-
Net cash used in investing activities	-	(3,614)

Net cash provided by (used in) financing activities for continuing operations	(161,658)	866,753
Net cash used in financing activities for discontinued operations	(9,323)	(47,733)
Net cash provided by (used in) financing activities	$(170,981)	$819,020

Net cash provided by (used in) operating activities for continuing operations

Net cash provided by operating activities for continuing operations was $337,576 for the nine months ended September 30, 2024, compared to net cash used in operating activities of $201,599 in 2023. The increase of cash inflow of $539,175 from operating activities of continuing operations for the nine months ended September 30, 2024 was principally attributable to $300,000 payment received from sale of BEP, decreased prepayment and deposits to vendors by $79,545, decreased payment on accounts payable by $26,755, increased payment from customer deposit by $146,000, and decreased payment on accrued labilities and other payables by $202,097; which was partly offset by decreased collection from accounts receivable by $65,470, and decreased payment collected on other receivables by $197,294.

Net cash used in investing activities for continuing operations

Net cash used in investing activities for continuing operations was $nil for the nine months ended September 30, 2024, compared to net cash used in investing activities for continuing operations of $3,614 in 2023, which was mainly for leasehold improvements.

Net cash provided by (used in) financing activities for continuing operations

Net cash used in financing activities for continuing operations was $161,658 for the nine months ended September 30, 2024, compared to net cash provided by financing activities for continuing operations of $866,753 in 2023. The net cash used in financing activities for nine months ended September 30, 2024 mainly consisted of $151,300 loan repayment to one major shareholder (also the senior officer), decreased bank overdraft of $9,436, and payment of government loan of $922. The net cash provided by financing activities for the nine months ended September 30, 2023 consisted of proceeds of $865,491 from loan from one major shareholder (also the senior officer), and increased bank overdraft of $2,050, partly offset by payment of government loans of $788.

Our current liabilities exceed current assets at September 30, 2024, and we incurred substantial losses and cash outflows from operating activities in the periods presented. We may have difficulty meeting upcoming cash requirements. As of September 30, 2024, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of September 30, 2024, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of September 30, 2024, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
(unaudited)
September 30, 2025	$1,344
September 30, 2026	1,395
September 30, 2027	1,448
September 30, 2028	1,504
September 30, 2029	1,561
Thereafter	49,542
Total	$56,794

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

On September 30, 2024, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss will continue to work on implementing controls and procedures to remedy this matter.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2024, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on September 30, 2024, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on September 30, 2024 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer
Date:	November 14, 2024

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer
Dated:	November 14, 2024