Form 10-Q/A
period 2024-03-31
Bio Essence Corp
filed 2024-11-27
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 3 to

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

On March 31, 2024, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss are working to develop and implement controls and procedures.

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

Date: November 27, 2024

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer

Dated: November 27, 2024