Form 10-K
period 2024-12-31
Bio Essence Corp
filed 2025-03-28
CIK 1723059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________ to __________

BIO ESSENCE CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

California	000-56263	94-3349551
(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)	(COMMISSION FILE NO.)	(IRS EMPLOYEE IDENTIFICATION NO.)

2955 Main Street, Suite 300, Irvine CA 92618
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

The aggregate market value of the common stock held by non-affiliates of the issuer (based on a valuation of $0.50 per share) was $26,844,590 as of June 30, 2024.

As of March 28, 2025, there were 38,009,000 shares of common stock issued and outstanding, with a par value $0.0001.

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

The primary focus of BEP was producing products for BEH and McBE, along with providing original equipment manufacturing and private label services to other companies. BEH targeted and developed traditional Chinese medicines (“TCM”) in the form of single herbs, granules, pills, and tablets. It also offered special formulated dietary supplements and medical food. On December 12, 2023, the Company entered into an agreement with Newway Inc to sell the 100% equity ownership of BEP for $300,000, which subsequently closed. On March 28, 2024, the Company entered into an agreement with Health Up Inc., to sell the 100% equity ownership of BEH for $400,000. On April 15, 2024, the Company dissolved McBE. The Company continues to operate in the ordinary course of business, despite the sale and dissolution of its subsidiaries. The Company’s operations are now managed through the Company itself, rather than wholly owned entities, for selling the healthy supplement products, and providing OEM services. However, the Company currently outsources manufacture / OEM service after disposal of BEP in December 2023..

The Company is headquartered at 2955 Main Street, Suite 300, Irvine, CA 92618 and the Company’s website is http://www.bioessencecorp.com. Our telephone number is (949) 706-9966.

Employees

The Company currently has 2 full-time employees.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 1B. Unresolved Staff Comments.

Not applicable.

Item 2. Description of Property.

The Company maintains an office at 2955 Main Street, Suite 300, Irvine, CA 92618. This location serves as the Company’s main headquarters. We do not own any properties. We currently have no policy with respect to investments or interests in real estate, real estate mortgages or securities of, or interests in, persons primarily engaged in real estate activities.

Item 3. Legal Proceedings.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 100,000,000 shares of authorized common stock (CUSIP# 09090C105), of which, as of the end of our 2024 fiscal year, had 38,009,000 issued and outstanding. The Company’s stock trades on the OTC Markets, under the symbol BIOE.

As of the most recent practicable date, there are 44 record holders of our common stock. The Company has not paid any cash dividends to date and may consider but no final decision has been made in paying dividends in the foreseeable future. We have no securities authorized for issuance under any Equity Compensation Plans.

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

Issuer Purchases of Equity Securities

None.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation.

Business Overview

The Company was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS have been owned under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: BEP and BEH, Bio Essence transferred its manufacturing operation into BEP and transferred its distributing operation into BEH. On March 1, 2017, the 100% shareholder of FDS transferred all her ownership in FDS into Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in research and development and manufacture of prescription medicine. As a result of the ownership restructure, BEP, BEH, and MCBE became wholly owned subsidiaries of Bio Essence, and Bio Essence serves as a holding corporation for these subsidiaries. McBE has not engaged in any operations since its inception. On December 12, 2023, the Company entered into an agreement with Newway Inc to sell the 100% equity ownership of BEP for $300,000. On March 28, 2024, the Company entered into an agreement with Health Up Inc to sell the 100% equity ownership of BEH for $400,000. On April 15, 2024, the Company dissolved McBE.

The Company is mainly engaged in selling the health supplements and providing OEM services. However, the Company currently outsources manufacture / OEM service after disposal of BEP in December 2023.

Related Party Transactions

Loans from Officer

On December 31, 2024 and 2023, the Company had loans from one major shareholder (also the Company’s senior officer) of $577,546 and $1,180,046, respectively. On December 31, 2024 and 2023, the Company had loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $1,565,721 and $404,604 from the company’s continuing operations for the years ended December 31, 2024 and 2023, respectively.  The Company also had an accumulated deficit of $10,449,270 from the company’s continuing operations as of December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2024 and 2023, there was no bad debt allowance. As of December 31, 2023, the bad debt allowance from discontinued operation (BEH) was $2,252.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2024 and 2023.

Results of operations

Comparison of continuing operations for the years ended December 31, 2024 and 2023

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not be added due to rounding.

	2024	% of Sales	2023	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Revenues	$323,940	100.00%	$-	-%	$323,940	100.00%
Cost of revenues	106,863	32.99%	-	-%	106,863	100.00%
Gross profit	217,077	67.01%	-	%	217,077	100.00%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	676,515	208.84%	345,590	-%	330,925	95.76%
Total operating expenses	676,515	208.84%	345,590	-%	330,925	95.76%
Loss from operations	(459,438)	(141.83)%	(345,590)	-%	(113,848)	32.94%
Other expenses, net	(1,105,483)	(341.26)%	(57,414)	-%	(1,048,069)	1825.45%
Loss before income taxes	(1,564,921)	(483.09)%	(403,004)	-%	(1,161,917)	288.31%
Income tax expense	800	0.25%	1,600	-%	(800)	(50.00)%
Net loss from continuing operations	(1,565,721)	(483.34)%	(404,604)	-%	(1,161,117)	286.98%
Loss from discontinued operations	(120,827)	(37.30)%	(634,726)	-%	513,899	(80.96)%
Gain from disposal of discontinued operations	377,752	116.61%	67,451	-%	310,301	460.04%
Net loss	$(1,308,796)	(404.02)%	$(971,879)	-%	$(336,917)	(34.67)%

Revenues

Revenues from the company’s continuing operations for the years ended December 31, 2024 and 2023 were $323,940 and $nil, respectively.  We had $37,415 product sales, $282,752 OEM service revenue, and $3,773 shipping and delivery income for the year ended December 31, 2024. Revenues from the company’s discontinued operations for the years ended December 31, 2024 and 2023 were $153,865 and $1,048,597, respectively.

Costs of revenues

Costs of revenues from the company’s continuing operations for the years ended December 31, 2024 and 2023 were $106,863 and $nil, respectively. We had $20,513 cost of sales for products and$86,350 cost for OEM service revenue for the year ended December 31, 2024. Costs of revenues from the company’s discontinued operations for the years ended December 31, 2024 and 2023 were $76,592 and $632,120, respectively.

Gross profit

For the factors mentioned above, the gross profits from the company’s continuing operations for the years ended December 31, 2024 and 2023 were $217,077 and $nil, respectively. The gross profits from the company’s discontinued operations for the years ended December 31, 2024 and 2023 were $77,273 and $416,477, respectively.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. There were no selling expenses from the company’s continuing operations for the years ended December 31, 2024 and 2023. Selling expense from the company’s discontinued operations was $13,716 for the year ended December 31, 2024, compared to $111,696 for the year ended December 31, 2023.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $676,515 for the year ended December 31, 2024, compared to $345,590 for the year ended December 31, 2023, an increase of $330,925 or 95.76%, the increase was mainly due to increased office rent by $272,504, increased consulting fee by $67,620, which was partly offset by decreased accounting fee of $8,690. General and administrative expenses from the company’s discontinued operations was $178,936 for the year ended December 31, 2024, compared to $1,004,784 for the year ended December 31, 2023.

Other expenses, net

Other expenses from the company’s continuing operations were $1,105,483 and $57,414 for the years ended December 31, 2024 and 2023, respectively. For the year ended December 31, 2024, other expenses mainly consisted of interest expense of $2,153, impairment of ROU asset of $1,050,940 due to early termination of the lease, and other expenses of $53,091, which was partly offset by other income of $701. For the year ended December 31, 2023, other expenses mainly consisted of interest expense of $2,197, other expenses of $73,058, which was partly offset by net other income of $17,841. Other expenses from the company’s discontinued operations were $5,448 for the year ended December 31, 2024, compared to other income of $66,877 for the year ended December 31, 2023.

Net loss from continuing operations

We had a net loss of $1,565,721 from the company’s continuing operations for the year ended December 31, 2024, compared to $404,604 for the year ended December 31, 2023, an increase of $1,161,117 or 286.98%.

Net loss from discontinued operations

We had net gain of $256,925 from the company’s discontinued operations for the year ended December 31, 2024 compared to net loss of $567,275 for the year end ended December 31, 2023.

Liquidity and Capital Resources

As of December 31, 2024, from the company’s continuing operations, we had cash and equivalents of $1,371, other current assets of $279,321, other current liabilities of $2,802,700, working capital deficit of $2,522,008, a current ratio of 0.10:1. As of December 31, 2023, from the company’s continuing operations, we had cash and equivalents of $nil, bank overdraft of $9,436, other current assets of $300,000, other current liabilities (excluding bank overdraft) of $2,441,020, working capital deficit of $2,150,456, a current ratio of 0.12:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2024, and 2023, respectively.

	2024	2023
Net cash provided by (used in) operating activities for continuing operations	$639,817	$(981,459)
Net cash used in operating activities for discontinued operations	(15,952)	(44,214)
Net cash provided by (used in) operating activities	623,865	(1,025,673)

Net cash used in investing activities for continuing operations	(114)	(3,614)
Net cash used in investing activities for discontinued operations	-	(87,870)
Net cash used in investing activities	(114)	(91, 484)

Net cash provided by (used in) financing activities for continuing operations	(613,171)	1,179,137
Net cash used in financing activities for discontinued operations	(9,323)	(68,128)
Net cash (used in) provided by financing activities	$(622,494)	$1,111,009

Net cash provided by (used in) operating activities for continuing operations

Net cash provided by operating activities for continuing operations was $639,817 for the year ended December 31, 2024, compared to net cash used in operating activities of $981,459 in 2023. The increase of cash inflow of $1,621,276 from operating activities of continuing operations for the year ended December 31, 2024 was principally attributable to $700,000 payment received from sale of BEP and BEH, decreased cash outflow of prepayment and deposits to vendors by $28,187, decreased payment on accounts payable by $15,363, increased payment from customer deposit by $187,115, decreased payment of lease liability by $141,301, decreased payment on accrued labilities and other payables by $213,062, and change of adjustments to reconcile net loss to net cash provided by (used in) operating activities by $879,262; which was partly offset by increased net loss by $336,917 and decreased payment collected on other receivables by $200,969.

Net cash used in investing activities for continuing operations

Net cash used in investing activities for continuing operations was $114 for the year ended December 31, 2024, compared to net cash used in investing activities for continuing operations of $91,484 in 2023. The net cash used in investing activities for the year ended December 31, 2024 mainly consisted of $114 cash loss due to disposal of subsidiaries. The net cash used in investing activities for the year ended December 31, 2023 was mainly for $3,614 leasehold improvements.

Net cash provided by (used in) financing activities for continuing operations

Net cash used in financing activities for continuing operations was $613,171 for the year ended December 31, 2024, compared to net cash provided by financing activities for continuing operations of $1,179,137 in 2023. The net cash used in financing activities for the year ended December 31, 2024 mainly consisted of $602,500 loan repayment to one major shareholder (also the senior officer), decreased bank overdraft of $9,436, and payment of government loan of $1,235. The net cash provided by financing activities for the year ended December 31, 2023 consisted of proceeds of $1,170,891 from loan from one major shareholder (also the senior officer), and increased bank overdraft of $9,436, partly offset by repayment of SBA loan of $1,190.

Our current liabilities exceed current assets at December 31, 2024, and we incurred substantial losses. We may have difficulty meeting upcoming cash requirements. As of December 31, 2024, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of December 31, 2024, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of December 31, 2024, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
(unaudited)
December 31, 2025	$1,357
December 31, 2026	1,408
December 31, 2027	1,462
December 31, 2028	1,518
December 31, 2029	1,576
Thereafter	49,160
Total	$56,481

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

Item 9A. Controls and Procedures.

The Company’s Chief Executive, Yin Yan, and Chief Financial Officer, William Sluss, are responsible for establishing and maintaining disclosure controls and procedures for the Company.

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

On December 31, 2024, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss are working to develop and implement controls and procedures.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and BOD regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2024, our ICFR were not effective at the reasonable assurance level based on those criteria. Management is working to implement ICFR standards within the Company.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2024, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Name	Age	Position	Familial Relationships
Yin Yan	49	Chief Executive Officer and Chairman of the Board of Directors	None
William Sluss	70	Chief Financial Officer and Director	None
Dr. Siyavash Fooladian	53	Director	None

Yin Yan, Chief Executive Officer and Chairman of the Board of Directors

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

William Sluss, Chief Financial Officer and Director

Mr. Sluss has served as a financial executive for both private and publicly traded companies over the last thirty years. Most recently, he has served as director and Chief Financial Officer for Black Bird Biotech, Inc. located in Flower Mound, Texas. Prior to joining Black Bird Biotech, Inc., Mr. Sluss was the Chief Financial Officer and Secretary for EFT Holdings, Inc., a manufacturer and distributor of beauty and nutritional products headquartered in Los Angeles California. Prior to relocating to Los Angeles, California in 2010, Mr. Sluss served as the Chief Financial Officer for AccuForce Staffing Services in Kingsport, Tennessee. Prior to this role, Mr. Sluss was the Chief Financial Officer and Treasurer for Studsvik, Inc., a nuclear services company based in Erwin, Tennessee. In addition to serving as a Financial Executive, Mr. Sluss has worked as an attorney at Ecoff Campain Tilles & Kay, LLP in Beverly Hills, California where he oversaw corporate and civil litigation.

He is a licensed Certified Public Accountant and received his Bachelor of Science degree in accounting from the University of Virginia’s College at Wise in 1990. Mr. Sluss received his Juris Doctorate degree from Irvine University College of Law in 2020. Mr. Sluss is a licensed attorney and member of the California Bar.

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

Item 11. Executive Compensation.

The Company does not have employment contracts with its officers or directors. All employees of the Company are at-will employees. The Company’s principal executive and financial officer, Yin Yan and William Sluss, respectively, do not have written employment agreements and do not earn a salary. Compensation for Ms. Yan and Mr. Sluss, and the Company’s highest paid employee are detailed in the Summary Compensation table below. Wenwen He earns $37,400 annually as the Company’s accounting assistant.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Yin Yan (PEO)	2024	$-	$-	$-	$-	$-	$-	$-	$-
William Sluss (PFO)	2024	$-	$-	$-	$-	$-	$-	$-	$-
Wenwen He	2024	$37,400.00	$-	$-	$-	$-	$-	$-	$34,700.00

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
-	-	-	-	-	-	-	-	-	-

The Company does not have any outstanding equity awards for its employees.

Director Compensation

The following table provides information regarding the compensation of our named directors for the fiscal year ending on December 31, 2024.

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Yin Yan (Chief Executive Officer and Director)	$—	$—	$—	$—	$—	$—	$—	$—
William Sluss (Chief Financial Officer and Director)	$—	$—	$—	$—	$—	$—	$—	$—
Dr. Siyavash Fooladian	$—	$—	$—	$—	$—	$—	$—	$—
Tuan Tran	$—	$—	$—	$—	$—	$—	$—	$—

The Company’s directors serve in unpaid positions and do not receive an annual salary, bonus, or other compensation for their role as board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2024. There are no pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock	Yin Yan(1) – 31921 Apuesto Way, Trabuco Canyon CA, 92679	13,396,000 shares— directly owned	35.2%
Common Stock	Jian Yang(2) – 2012 Paseo Del Mar, Palos Verdes Estates, CA 90274	21,000,000 shares— directly owned	55.3%

(1)	Yin Yan is the Company’s Chief Executive Officer and Chairman of the Board of Directors

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

Item 14. Principal Accounting Fees and Services.

Simon & Edward, LLP (“SE LLP”)is the Company’s independent registered public accounting firm. Below are aggregate fees billed by SE LLP for professional services rendered for the year ended December 31, 2024.

Audit Fees

The fees for the audit services billed and to be billed by SE LLP for the year ended December 31, 2024 amounted to $5,000. SE LLP has charged the Company $20,000 for the fiscal year 2024 audit.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by SE LLP for professional services for tax compliance, tax advice, and tax planning for 2023.

All Other Fees

There were no fees billed by SE LLP for other products and services for 2024.

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

Bio Essence Corp.

Dated: March 28, 2025

	By:	/s/ Yin Yan
Yin Yan, Chief Executive Officer
(Principal Executive Officer)

Dated: March 28, 2025

	By:	/s/ William Sluss
William Sluss, Chief Financial Officer
(Principal Financial Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Yin Yan	Chief Executive Officer	March 28, 2025
Yin Yan	(Principal Executive Officer), Chief Accounting Officer (Controller or Principal Accounting Officer), and Director

/s/ William Sluss	Chief Financial Officer	March 28, 2025
William Sluss	(Principal Executive Officer) and Director

/s/ Siyavash Fooladian	Director	March 28, 2025
Dr. Siyavash Fooladian

17506 Colima Road, Ste 101, City of Industry, CA 91748 Tel: +1 (626) 581-0818 Fax: +1 (626) 581-0809

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Bio Essence Corporation

Opinion on the financial statements

We have audited the accompanying balance sheet of Bio Essence Corporation (the “Company”) as of December 31, 2024, the related statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern Uncertainty

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 2 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management’s evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involve our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

PCAOB ID: 2485

We have served as the Company’s auditor since 2024.

Rowland Heights, CA

March 28, 2025

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

/S/ Keith K Zhen CPA
Keith K Zhen CPA

PCAOB ID 6673

Brooklyn, NY

April 15, 2024 (March 28, 2025 as to the effects of the discontinued operations as described in Note 3)

We have served as the Company’s auditor since 2020. In 2024, we became the predecessor auditor

BIO ESSENCE CORPORATION

BALANCE SHEETS

As of December 31, 2024

	As of December 31, 2024	As of December 31, 2023

ASSETS

Current Assets
Cash and equivalents	$1,371	$-
Accounts receivable	5,124	-
Receivable due from disposal of discontinued operations	-	300,000	*
Prepayment to vendors	69,959	-
Prepaid expenses and other receivables	202,238	-
Security deposits	2,000	-
Total Current Assets	280,692	300,000

Non-current Assets
Security deposits	-	52,545
Operating lease right-of-use assets, net	-	1,427,918
Property and equipment, net	-	3,688
Intangible assets, net	332	567
Total Non-current Assets	332	1,484,718

Assets classified as held for sale	-	973,862

Total Assets	$281,024	$2,758,580

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$9,436
Accounts payable	17,738	12,453
Customer deposit	187,115	-
Accrued liabilities and other payables	338,136	137,700	*
Accrued interest on government loans	2,306	2,377
Operating lease liabilities - current	1,069,871	495,217
Government loans payable - current portion	1,357	4,596
Loan from shareholders	1,186,177	1,788,677
Total Current Liabilities	2,802,700	2,450,456

Non-current Liabilities
Operating lease liabilities - non-current	392,290	938,409
Government loans payable	55,124	53,120
Total Non-current Liabilities	447,414	991,529

Liabilities classified as held for sale	-	976,889

Total Liabilities	3,250,114	4,418,874

Commitment and contingencies

Stockholders’ Equity
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of December 31, 2024 and 2023	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 as of December 31, 2024 and 2023	3,801	3,801
Paid in capital	7,476,379	7,476,379
Accumulated deficit	(10,449,270)	(9,140,474)
Total Stockholders’ Deficit	(2,969,090)	(1,660,294)

Total Liabilities and Stockholders’ Equity	$281,024	$2,758,580

*	included a reclassification of $96,803 from other payables to receivable due from disposal of discontinued operations as of December 31, 2023.

BIO ESSENCE CORPORATION

STATEMENTS OF OPERATIONS

	Years Ended December 31,
	2024	2023

Revenues
Sales of goods, net	$37,415	$-
Manufacture service revenue	282,752	-
Shipping and Delivery Income	3,773	-
Total revenues	323,940	-

Cost of Goods Sold
Sales of goods	20,513	-
Cost of Goods manufacture	86,350	-
Total cost of revenues	106,863	-

Gross Profit	217,077	-

Operating Expenses
Selling	-	-
General and administrative	676,515	345,590

Total operating Expenses	676,515	345,590

Loss from Operations	(459,438)	(345,590)

Other income (expenses)
Impairment loss of ROU asset	(1,050,940)	-
Interest expense	(2,153)	(2,197)
Other income	701	17,841
Other expense	(53,091)	(73,058)

Other expenses, net	(1,105,483)	(57,414)

Loss before income tax	(1,564,921)	(403,004)

Income tax expense	800	1,600

Net loss from continuing operations	(1,565,721)	(404,604)

Loss from discontinued operations	(120,827)	(634,726)
Gain from disposal of discontinued operations	377,752	67,451

Net loss	$(1,308,796)	$(971,879)

Basic weighted average shares outstanding	38,009,000	33,954,205

Basic and diluted net loss per share	(0.03)	(0.03)

BIO ESSENCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2023	33,009,000	$3,301	$4,926,879	$(8,168,595)	$(3,238,415)

Shares issued for shareholder’s loan settlement	5,000,000	500	2,549,500	-	2,550,000

Net loss for the year	-	-	-	(971,879)	(971,879)

Balance at December 31, 2023	38,009,000	3,801	7,476,379	(9,140,474)	(1,660,294)

Net loss for the year	-	-	-	(1,308,796)	(1,308,796)

Balance at December 31, 2024	38,009,000	$3,801	$7,476,379	$(10,449,270)	$(2,969,090)

BIO ESSENCE CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2024	2023

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,308,796)	$(971,879)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	911	4,793
Loss on note conversion	-	50,000
Loss on disposal of fixed assets	3,012	7,165
Gain from disposal of discontinued operations	(377,752)	(67,451)
Operating lease expense	452,612	255,954
Impairment loss of ROU asset	1,050,940	-
Changes in assets/liabilities:
Accounts receivable	(5,124)	-
Other receivables	(197,294)	3,675
Receivable from sales of BEP and BEH	700,000	-
Prepayment and deposits	(24,358)	(52,545)
Accounts payable	5,286	(10,077)
Customer deposit	187,115	-
Accrued interest	(72)	(68)
Accrued liability and other payables	200,437	(12,625)
Payment of lease liability	(47,100)	(188,401)
Net cash provided by (used in) operating activities from continuing operations	639,817	(981,459)
Net cash used in operating activities from discontinued operations	(15,952)	(44,214)

Net cash provided by (used in) operating activities	623,865	(1,025,673)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	(3,614)
Cash loss due to disposal of subsidiary	(114)	-
Net cash used in investing activities from continue operations	(114)	(3,614)
Net cash used in investing activities from discontinued operations	-	(87,870)

Net cash used in investing activities	(114)	(91,484)

CASH FLOWS FROM FINANCING ACTIVITIES
Bank overdraft	(9,436)	9,436
Loan from / repayment to shareholders	(602,500)	1,170,891
Repayment of SBA loan	(1,235)	(1,190)

Net cash (used in) provided by financing activities from continuing operations	(613,171)	1,179,137
Net cash used in financing activities from discontinued operations	(9,323)	(68,128)

Net cash (used in) provided by financing activities	(622,494)	1,111,009

NET INCREASE (DECREASE) IN CASH	1,257	(6,148)

CASH AT THE BEGINNING OF YEAR	114	6,262

CASH AT THE END OF YEAR	$1,371	$114

ANALYSIS OF BALANCES OF CASH AND CASH EQUIVALENTS:
Cash and equivalents	$1,371	$-
Cash and equivalents included in discontinued operations	$-	$114

Supplemental Cash flow data:
Cash paid for interest	$6,307	$23,809
Cash paid for income taxes	$800	$3,200

Supplemental disclosures of non-cash financing activities:
Conversion of loan from shareholders to common shares	$-	$2,500,000
Recognition of ROU asset and operating lease liability	$-	$1,589,863
Termination of ROU asset and operating lease liability	$-	$935,073

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER31, 2024 AND 2023

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements for the year ended December 31, 2024, include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Reclassification

Certain prior period accounts have been reclassified in conformity with the current period’s presentation. These reclassifications had no impact on the reported results of operations and cash flows.

Going Concern

The Company incurred net loss of $1,308,796 and $971,879 for the years ended December 31, 2024 and 2023, respectively. The Company also had an accumulated deficit of $10,449,270 as of December 31, 2024. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived non-financial assets. The Company recognized $1,050,940 and $nil impairment loss of ROU assets during the years ended December 31, 2024 and 2023, respectively.

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

The Company’s account receivables and other receivables in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluates the expected credit losses on an individual basis. When establishing the loss rate, the Company makes an assessment on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2024, there was no bad debt allowance. As of December 31, 2023, the bad debt allowance from discontinued operation (BEH) was $2,252.

Property and Equipment. Net

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2024 and 2023, there was no significant impairments of its long-lived assets except $1,050,940 impairment of ROU assets during 2024.

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

At December 31, 2024 and 2023, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

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

Revenue is measured at the amount of consideration we expect to receive in exchange for the sale of our product, which occurs at a point in time, typically upon delivery to customers. The Company expenses incremental costs of obtaining a contract as and when incurred if the expected amortization period of the asset that it would have recognized is one year or less or the amount is immaterial.

Revenues from sales of goods are measured at net of reserves established for applicable discounts and allowances that are offered within contracts with the Company’s customers, and are recognized when the goods are delivered to customers.

Product revenue reserves, which are classified as a reduction in product revenues, are generally characterized in the following categories: discounts, returns and rebates. These reserves are based on estimates of the amounts earned or to be claimed on the related sales and are classified as reductions of accounts receivable as the amount is payable to the Company’s customers.

Revenues from manufacture or OEM services are recognized when the manufacture process is completed pursuant to the customers’ requirements and the manufactured goods are delivered to the customers. The Company currently outsources manufacture service after disposal of BEP in December 2023.

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2024 and 2023.

Cost of Revenue

Cost of goods sold (“COGS”) consists primarily of finished goods purchased from other manufacturers, material costs, labor costs and related overhead that are directly attributable to the production of the products. Write-down of inventory to lower of cost or net realizable value is also recorded in COGS.

Cost of manufacture service/OEM consists primarily of direct labor costs and related overhead that are directly attributable to the manufacture process. However, the Company has been outsourcing manufacture service since disposal of BEP in December 2023.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2024 and 2023, shipping and handling costs from continuing operations were $1,286 and $nil, respectively.

During the years ended December31, 2024 and 2023, shipping and handling costs from discontinued operations were $8,009 and $45,071, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the years ended December 31, 2024 and 2023, there was no advertising expenses from continuing operations incurred.

During the years ended December31, 2024 and 2023, advertising expenses from discontinued operations were $1,228 and $66,625, respectively.

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

As of December 31, 2024 and 2023, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the years ended December 31, 2024 and 2023.

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

For the year ended December 31, 2024, the Company had four major customers accounted for 19.70%, 13.71%, 11.88% and 10.00%, respectively, of the Company’s total sales. For the year ended December 31, 2023, one major customer accounted for 17% of the Company’s total sales.

For the year ended December 31, 2024, the Company had one major vendor accounted for 100% of the Company’s total purchases for the goods sold and one major vendor accounted for 100% of the Company’s total manufacturing service. The Company had three major vendors accounted for 24%, 19%, and 14%, respectively, of total purchases during the year ended December 31, 2023.

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

Management determined the Company’s operations constitute a single reportable segment in accordance with ASC 280. The Company operates exclusively in one business and industry segment: manufacture / OEM and sale of health supplement products.

New Accounting Pronouncements

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

AS OF DECEMBER 31,
2023
ASSETS
CURRENT ASSETS
Accounts receivable, net	$143,164
Other receivables	710,084
Prepaid expenses	7,288
Inventory, net	5,266
Property and equipment, net	208,241
Intangible assets, net	-
TOTAL ASSETS	$1,074,043

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$7,806
Accounts payable	27,884
Taxes payable	9,993
Accrued liabilities and other payables	727,657
Accrued interest on government loans	592
Finance lease liabilities	11,003
Loan payables	10,340
Finance lease liabilities	24,643
Loan payables	15,221
Government loans payable	6,355
TOTAL LIABILITIES	$841,494
Net Assets	232,549
Consideration	300,000
Gain on disposal	$67,451

Disposal of BEH

On March 28, 2024, the Company entered into a Stock Purchase Agreement (“SPA”) with Health Up Inc., a California corporation (“HUT”), an unrelated party whereby the Company agreed to sell to HUT its wholly owned subsidiary, BEH, in exchange for cash consideration of $400,000. The transaction was closed on April 1, 2024. The Company recorded $377,752 gain on disposal of the subsidiary, which was the difference between the selling price of $400,000 and the carrying value of the net assets of $22,248 of the disposal entity. The following table summarizes the carrying value of the assets and liabilities of BEH at December 31, 2023 and March 31, 2024, respectively.

AS OF DECEMBER 31, 2023
ASSETS

CURRENT ASSETS
Cash and equivalents	$114
Accounts receivable, net	35,093
Other receivable	877,749
Prepaid expenses	5,633
Security deposit	41,841
Inventory, net	143,259
Total current assets	1,103,689
NONCURRENT ASSETS
Property and equipment, net	94,454
ROU, Net	-
Total non-current assets	94,454
Intercompany receivable between BEC and BEH	(161,469)
Intercompany fixed assets sales between BEC and BEH	(62,812)
TOTAL ASSETS	$973,862

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	5,429
Accounts payable	157,475
Taxes payable	6,909
Accrued liabilities and other payables	833,911
Accrued interest on government loans	13,647
Finance lease liabilities	2,660
Loan payables	-
Loan from officer	34,000
Total current liabilities	1,054,031
NONCURRENT LIABILITIES
Finance lease liabilities	1,381
Operating Lease liability	-
Government loans payable	146,487
Total non-current liabilities	147,868
Intercompany payable between BEC and BEH	(225,010)
TOTAL LIABILITIES	$976,889

AS OF MARCH 31, 2024
ASSETS
CURRENT ASSETS
Cash and equivalents	$114
Accounts receivable, net	43,164
Other receivables	877,749
Prepaid expenses	52,419
Security deposit	5,364
Inventory, net	184,590
Property and equipment, net	92,274
ROU, Net	112,213
TOTAL ASSETS	$1,367,887

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Bank overdraft	$2,532
Accounts payable	183,170
Taxes payable	14,515
Accrued liabilities and other payables	841,390
Accrued interest on government loans	13,603
Finance lease liabilities	2,694
Operating lease liability	50,331
Loan from officer	29,000
Finance lease liabilities	695
Operating lease liability	61,996
Government loans payable	145,714
TOTAL LIABILITIES	$1,345,640
Net Assets	22,248
Consideration	400,000
Gain on disposal	$377,752

The operations of BEP and BEH was accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

	For the years ended December 31,
	2024	2023
Revenue, Net	$153,865	$996,418
Cost of Revenues	76,592	579,941
Gross Profit	77,273	416,477
Operating Expenses	192,652	1,116,480

Loss from Operations	(115,379)	(700,003)
Other Income (Expenses)
Interest expense	(4,154)	(21,506)
Other income (expenses)	(1,294)	88,383

Total Other Income (Expenses)	(5,448)	66,877
Loss Before Income Taxes	(120,827)	(633,126)
Income Tax Expense	-	1,600
Net Loss from Discontinued Operations	$(120,827)	$(634,726)

4. PREPAID EXPENSE AND OTHER RECEIVABLES

As of December 31, 2024 and 2023, prepaid expense and other receivable were $202,238 and $nil, respectively. Other receivables mainly consisted of outstanding receivables from BEH.

5. SECURITY DEPOSIT

As of December 31, 2024, deposit mainly consisted of the office rent deposit of $2,000 (one-year operating lease effective on June 1, 2024). As of December 31, 2023, security deposit mainly consisted of the office rent deposit of $50,000 and gas company deposit of $2,545.

The Company made a security deposit of $50,000 (non-current security deposit) for a lease of BEC that was effective on September 1, 2023. On February 29, 2024, the Management early terminated this lease; as a result, the landlord didn’t return the security deposit and expensed during 2024.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment from the company’s continuing operations consisted of the following at December 31, 2024 and 2023:

	December31, 2024	December 31, 2023

Leasehold improvements	$-	$3,614
Office furniture and equipment	56,505	56,505
Total	56,505	60,119
Less: accumulated depreciation	(56,505)	(56,431)
Net	$-	$3,688

Depreciation expense for the years ended December 31, 2024 and 2023 from the Company’s continuing operations were $911 and $4,558, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of December 31, 2024 and 2023:

	December 31, 2024	December 31, 2023

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(38,946)	(38,711)
Net	$332	$567

Amortization of intangible assets from the company’s continuing operations were $235 and $235 for years ended December 31, 2024 and 2023, respectively.

Estimated amortization for the existing intangible assets with finite lives from the company’s continuing operations for each of the next five years at December 31, 2024 is as follows: $235, $97, $nil, $nil and $nil.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

As of December 31, 2024, accrued liabilities and other payables from the company’s continuing operations consisted of 1) the payables to BEP of $256,741 and payables to BEH of $78,255, and 2) payroll and payroll tax payable of $3,140.

As of December 31, 2023, accrued liabilities and other payables from the company’s continuing operations consisted of the payables to BEP and BEH totaling $137,700.

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

As of December 31, 2024, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
December 31, 2025	$1,357
December 1, 2026	1,408
December 31, 2027	1,462
December 31, 2028	1,518
December 31, 2029	1,576
Thereafter	49,160
Total	$56,481

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

As of December 31, 2024, and 2023, the Company held loans from one major shareholder (also the Company’s senior officer) for $577,546 and $1,180,046, respectively. As of December 31, 2024 and 2023, the Company held the loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

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

At December 31, 2024 and 2023, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $2.35 million and $2.27 million at December 31, 2024 and 2023, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.66 million as of December 31, 2024, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023

Net deferred tax assets (liability):
Depreciation and amortization expense	$794	$794
Expected income tax benefit from NOL carry-forwards	658,441	635,598
Less: valuation allowance	(659,235)	(636,392)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the years ended December 31, 2024 and 2023 is as follows:

	2024	2023

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference	21.08%	-%
Change in valuation allowance	6.95%	28.38%
Effective income tax rate	0.05%	0.40%

The provision for income tax expense for the continuing operations for the years ended December 31, 2024 and 2023 consisted of the following:

	2024	2023

Income tax expense – current	$800	$1,600
Income tax benefit – current	-	-
Total income tax expense	$800	$1,600

12. LEASES

Operating Leases

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

On May 18, 2023, the Company entered a 36-month lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, the Management moved out from the facilities and decided to seek early termination of this lease. The $50,000 security deposit was not returned to the Company and the negotiation of early termination is still ongoing as of the reporting date. As of December 31, 2024, the Company recorded the full impairment of ROU asset of $1.05 million and kept $1.46 million lease liabilities associated with this lease in the Company’s consolidated financial statements due to uncertainty of the negotiation result with the landlord.

The components of lease costs for continuing operations, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Year Ended December 31, 2024	Year Ended December 31, 2023

Operating lease cost	$452,612	$255,954
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

13. LOAN PAYABLES

In June 2021, BEP, the discontinued entity entered a loan agreement of $14,549 for purchasing a videojet with interest rate of 14.11% and a term of three-years. In September 2021, BEP entered another loan agreement of $39,218 for purchasing a spectrophotometer workstation with interest rate of 10.26% and a term of five-years. The Company recorded interest expense of $3,524  during the year ended December 31, 2023. The loan was disposed as a result of disposal of BEP on December 31, 2023.

14. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.