Form 10-Q
period 2025-03-31
Bio Essence Corp
filed 2025-05-15
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

BIO ESSENCE CORPORATION

BALANCE SHEETS

	As of March 31, 2025 (Unaudited)	As of December 31, 2024

ASSETS

Current Assets
Cash and equivalents	$-	$1,371
Accounts receivable	8,191	5,124
Prepayment to vendors	157,959	69,959
Prepaid expenses and other receivables	197,294	202,238
Security deposits	2,000	2,000
Total Current Assets	365,444	280,692

Non-current Assets
Intangible assets, net	274	332
Total Non-current Assets	274	332
Total Assets	$365,718	$281,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$2,414	$-
Accounts payable	24,109	17,738
Customer deposit	426,479	187,115
Accrued liabilities and other payables	344,419	338,136
Accrued interest on government loans	2,287	2,306
Operating lease liabilities - current	1,228,747	1,069,871
Government loans payable - current portion	1,369	1,357
Loan from shareholders	1,208,777	1,186,177
Total Current Liabilities	3,238,601	2,802,700

Non-current Liabilities
Operating lease liabilities - non-current	247,164	392,290
Government loans payable	54,795	55,124
Total Non-current Liabilities	301,959	447,414

Total Liabilities	3,540,560	3,250,114

Commitment and contingencies

Stockholders’ Equity
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 as of March 31, 2025 and December 31, 2024	3,801	3,801
Paid in capital	7,476,379	7,476,379
Accumulated deficit	(10,655,022)	(10,449,270)
Total Stockholders’ Equity	(3,174,842)	(2,969,090)
Total Liabilities and Stockholders’ Equity	$365,718	$281,024

The accompanying notes are an integral part of these consolidated financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF OPERATIONS

	Three Months ended March 31,
	2025	2024 (Restated)

Revenues
Sales of goods
Manufacture service revenue	$20,973	$-
Shipping and Delivery Income	1,216	-
Total revenues	22,189	-

Cost of Goods Sold
Sales of goods
Cost of Goods manufacture	1,601	-
Total cost of revenues	1,601	-

Gross Profit	20,588	-

Operating Expenses
Selling	543	-
General and administrative	225,137	151,828

Total operating Expenses	225,680	151,828

Loss from Operations	(205,092)	(151,828)

Other income (expenses)
Interest expense	(543)	(542)
Other income	-	32,500
Other expenses	(117)	(3,116)

Other income (expenses), net	(660)	28,842

Loss before income tax	(205,752)	(122,986)

Income tax expense	-	-

Net loss from continuing operations	(205,752)	(122,986)

Loss from discontinued operations	-	(120,827)
Gain from disposal of discontinued operations	-	377,752
Net loss	$(205,752)	$133,939

Basic weighted average shares outstanding	38,009,000	38,009,000

Basic and diluted net loss per share	$(0.01)	$0.00

The accompanying notes are an integral part of these consolidated financial statements

BIO ESSENCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2025 AND 2024 (RESTATED)

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2025	38,009,000	$3,801	$7,476,379	$(10,449,270)	$(2,969,090)

Net loss for the period	-	-	-	(205,752)	(205,752)

Balance at March 31, 2025	38,009,000	$3,801	$7,476,379	$(10,655,022)	$(3,174,842)

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2024	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)

Net income for the period	-	-	-	133,939	133,939

Balance at March 31, 2024 (Restated)	38,009,000	$3,801	$7,476,379	$(9,006,535)	$(1,526,355)

The accompanying notes are an integral part of these consolidated financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2025	2024 (Restated)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations (include gain on disposal of subsidiary)	$(205,752)	$254,766
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization expense	59	497
Loss on disposal of fixed assets	-	3,012
Gain from disposal of discontinued operations	-	(377,752)
Interest expense on operating lease	13,750	131,205
Changes in assets/liabilities:
Accounts receivable	(3,067)	-
Prepaid expenses and other receivables	-	(197,295)
Prepayment and deposits	(83,056)	-
Accounts payable	6,369	554
Customer deposit	239,363	-
Tax payable	7,589	-
Accrued interest	(18)	(18)
Accrued liability and other payables	(1,306)	197,295
Payment of lease liability	-	(47,100)
Net cash used in operating activities from continuing operations	(26,069)	(34,836)
Net cash used in operating activities from discontinued operations	-	(136,777)

Net cash used in operating activities	(26,069)	(171,613)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	2,414	(9,436)
Loan from shareholder	343,600	190,700
Repayment to shareholder	(321,000)	-
Repayment of SBA loan	(316)	(305)

Net cash provided by financing activities from continuing operations	24,698	180,959
Net cash used in financing activities from discontinued operations	-	(9,323)
Net cash provided by financing activities	24,698	171,636

NET INCREASE (DECREASE) IN CASH	(1,371)	23

CASH AT THE BEGINNING OF PERIOD	1,371	-

CASH AT THE END OF PERIOD	$-	$23

Supplemental Cash flow data:
Cash paid for interest	$543	$4,696
Cash paid for income taxes	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2025 (UNAUDITED) AND DECEMBER 31, 2024

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and should be read in conjunction with the audited financial statements and notes thereto contained in Bio Essence’s Annual Report filed with the SEC on Form 10-K. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements for the three months ended March 31, 2024, include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred net loss of $205,752 and $122,986 from continuing operations for the three months ended March 31, 2025 and 2024, respectively. The Company also had an accumulated deficit of $10,655,022 as of March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

ROU assets are reviewed for impairment when indicators of impairment are present. ROU assets from operating and finance leases are subject to the impairment guidance in ASC 360, Property, Plant, and Equipment, as ROU assets are long-lived non-financial assets. The Company recognized $1,050,940 impairment loss of ROU assets during the year ended December 31, 2024.

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

The Company’s account receivables and other receivables in the balance sheet are within the scope of ASC Topic 326. As the Company has limited customers and debtors, the Company uses the loss-rate method to evaluate the expected credit losses on an individual basis. When establishing the loss rate, the Company makes an assessment on various factors, including historical experience, credit-worthiness of customers and debtors, current economic conditions, reasonable and supportable forecasts of future economic conditions, and other factors that may affect its ability to collect from the customers and debtors. The Company also provides specific provisions for allowance when facts and circumstances indicate that the receivable is unlikely to be collected.

Expected credit losses are recorded as allowance for credit losses on the consolidated statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2025 and December 31, 2024, there was no bad debt allowance.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2025 and December 31, 2024, there were no significant impairments of its long-lived assets except $1,050,940 impairment of ROU assets during 2024.

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

At March 31, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2025 and 2024.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2025 and 2024, shipping and handling costs from continuing operations were $543 and $nil, respectively. During the three months ended March 31, 2024, shipping and handling costs from discontinued operations were $8,009.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the three months ended March 31, 2025 and 2024, there was no advertising expenses from continuing operations incurred. During the three months ended March 31, 2024, advertising expenses from discontinued operations were $1,228.

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

As of March 31, 2025 and December 31,2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2025 and 2024.

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

For the three months ended March 31, 2025, the Company had five major customers accounted for 28.71%, 22.53%, 20.62%, 14.64% and 10.91%, respectively, of the Company’s total sales. For the three months ended March 31, 2024, no customer accounted for more than 10% of the Company’s total sales.

For the three months ended March 31, 2025, the Company had  one major vendor accounted for 100% of the Company’s total manufacturing service. For the three months ended March 31,2024, the Company had no major vendors accounted for more than 10% of total purchases.

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

On November 4, 2024, the FASB issued an ASU No. 2024-03, Disaggregation of Income Statement Expenses (“ASU 2024 03”) to improve the disclosures about a public business entity’s expenses and address requests from investors for more detailed information about the types of expenses in commonly presented expense captions (such as cost of sales; selling, general, and administrative expenses; and research and development). The amendments in the ASU require disclosure in the notes to financial statements of specified information about certain costs and expenses. The amendments require that at each interim and annual reporting period an entity: 1.Disclose the amounts of (a) purchases of inventory, (b) employee compensation, (c) depreciation, (d) intangible asset amortization, and (e) depreciation, depletion, and amortization recognized as part of oil- and gas-producing activities (or other amounts of depletion expense) included in each relevant expense caption. A relevant expense caption is an expense caption presented on the face of the income statement within continuing operations that contains any of the expense categories listed in (a)–(e). 2. Include certain amounts that are already required to be disclosed under current generally accepted accounting principles in the same tabular disclosure as the other disaggregation requirements. 3. Disclose a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively. 4) Disclose the total amount of selling expenses and, in annual reporting periods, an entity’s definition of selling expenses. In January 2025, the FASB issued ASU No. 2025-01, Clarifying the Effective Date (“ASU 2025-01”). The amendments, as clarified by ASU 2025-01, are effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The amendments in this ASU should be applied either (1) prospectively to financial statements issued for reporting periods after the effective date of the ASU or (2) retrospectively to any or all prior periods presented in the financial statements. The Company is currently evaluating the impact that the adoption of ASU 2024-03 will have on its consolidated financial statement presentation or disclosures.

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-01 will have on its consolidated financial statement presentation or disclosures.

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

The operations of  BEH was accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

For the three Months ended March 31, 2024

Revenue, Net	$153,865
Cost of Revenues	76,592
Gross Profit	77,273
Operating Expenses	192,652

Loss from Operations	(115,379)
Other Income (Expenses)
Interest expense	(4,154)
Other income (expenses)	(1,294)

Total Other Income (Expenses)	(5,448)
Loss Before Income Taxes	(120,827)
Income Tax Expense	-
Net Loss from Discontinued Operations	$(120,827)

4. PREPAID EXPENSE AND OTHER RECEIVABLES

As of March31, 2025 and December 31,2024, prepaid expense and other receivables were $197,294 and $202,238, respectively. Other receivables mainly consisted of outstanding receivables from BEH. On May 9, 2025, the Company collected the payment in full for other receivables from BEH.

5. SECURITY DEPOSIT

As of March 31, 2025 and December 31,2024, the security deposit primarily consisted of an office rent deposit of $2,000 under a one-year operating lease effective on June 1, 2024.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment from the company’s continuing operations consisted of the following at March 31, 2025 and December 31,2024:

	March 31, 2025	December 31, 2024

Leasehold improvements	$-	$
Office furniture and equipment	56,505		56,505
Total	56,505		56,505
Less: accumulated depreciation	(56,505)		(56,505)
Net	$-		$-

Depreciation expense for the three months ended March 31, 2025 and 2024 from the Company’s continuing operations were $nil and $439, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of March 31, 2025 and December 31,2024:

	March 31, 2025	December 31, 2024

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(39,004)	(38,946)
Net	$274	$332

Amortization of intangible assets from the company’s continuing operations were $58 and $58 for the three months ended March 31, 2025and 2024, respectively.

Estimated amortization for the existing intangible assets with finite lives from the company’s continuing operations for each of the next five years at March 31, 2025 is as follows: $232, $42, $nil, $nil and $nil.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

As of March 31, 2025, accrued liabilities and other payables from the company’s continuing operations consisted of 1) the payables to BEP of $256,741 and payables to BEH of $78,255, and 2) payroll and payroll tax payable of $9,423.

As of December 31, 2024, accrued liabilities and other payables from the company’s continuing operations consisted of 1) the payables to BEP of $256,741 and payables to BEH of $78,255, and 2) payroll and payroll tax payable of $3,140.

9. GOVERNMENT LOANS PAYABLE

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $515 monthly will begin 12 months from the date of the promissory note. On March 4, 2022, FDS transferred its EIDL loan to BEC due to the dissolution of FDS. The SBA extended the deferment period to allow small businesses and not-for-profits that received EIDL funds do not have to begin payments on the loan until 30 months after the date of the note. Accordingly, the company began to make installment payments in the fourth quarter 2022.

As of March 31, 2025, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
March 31, 2026	$1,369
March 31, 2027	1,422
March 31, 2028	1,476
March31, 2029	1,532
March 31, 2030	1,591
Thereafter	48,774
Total	$56,164

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

As of March 31, 2025, and December 2024, the Company held loans from one major shareholder (also the Company’s senior officer) for $600,146 and $577,546, respectively. As of March 31, 2025 and December 31,2024, the Company held the loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At March 31, 2025 and December 31,2024, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only reduce 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $2.55 million and $2.35 million at March 31, 2025 and December 31,2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.72 million as of March 31, 2025, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of March 31, 2025 and December 31,2024 are as follows:

	March 31, 2025	December 31, 2024
Net deferred tax assets (liability):
Depreciation and amortization expense	$794	$794
Expected income tax benefit from NOL carry-forwards	716,018	658,441
Less: valuation allowance	(716,812)	(659,235)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the three months ended March 31, 2025 and 2024 is as follows:

	2025	2024

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance	27.98%	27.98%
Effective income tax rate	-%	-%

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

On May 18, 2023, the Company entered a 36-month lease for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, the Management moved out from the facilities and decided to seek early termination of this lease. The $50,000 security deposit was not returned to the Company and the negotiation of early termination is still ongoing as of the reporting date. During 2024, the Company recorded the full impairment of ROU asset of $1.05 million and kept $1.46 million lease liabilities associated with this lease in the Company’s consolidated financial statements due to uncertainty of the negotiation result with the landlord.

The components of lease costs for continuing operations, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024

Operating lease cost	$13,750	$131,205
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

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

Related Party Transactions

Loans from Officer

As of March 31, 2025 and December 31, 2024, the Company had loans from one major shareholder (also the Company’s senior officer) of $600,146 and $577,546, respectively. As of March 31, 2025 and December 31, 2024, the Company had loan from another major shareholder for $608,631 and $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $205,752 and $122,986 from the company’s continuing operations for the three months ended March 31, 2025 and 2024, respectively.  The Company also had an accumulated deficit of $10,655,022 from the company’s continuing operations as of March 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2025 and December 31, 2024, there was no bad debt allowance.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2025 and 2024.

Results of operations

Comparison of continuing operations for the three months ended March 31, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2025	% of Sales	2024	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$-	-%	$-	-%
Manufacture service revenue	20,973	94.52%	-	-	20,973	100.00%
Shipping and delivery income	1,216	5.48%	-	-	1,216	100.00%
Total revenues	22,189	100.00%	-	-%	22,189	100.00%
Cost of goods sold	-	-%	-	-%	-	%
Cost of manufacture service	1,601	7.22%	-	-%	1,601	100.00%
Total cost of revenues	1,601	7.22%	-	-%	1,601	100.00%
Gross profit	20,588	92.78%	-	%	20,588	100.00%
Selling expenses	543	2.45%	-	-%	543	100.00%
General and administrative expenses	225,137	1,014.63%	151,828	-%	73,309	48.28%
Operating expenses	225,680	1,017.08%	151,828	-%	73,852	48.64%
Loss from operations	(205,092)	(924.30)%	(151,828)	-%	53,264	35.08%
Other income (expenses), net	(660)	(2.97)%	28,842	-%	(29,502)	(102.29)%
Loss before income taxes	(205,752)	(927.27)%	(122,986)	-%	82,766	67.30%
Income tax expense	-	-%	-	-%	-	-%
Net loss from continuing operations	(205,752)	(927.27)%	(122,986)	-%	82,766	67.30%
Loss from discontinued operations	-	-%	(120,827)	-%	(120,827)	(100.00)%
Gain from disposal of discontinued operations	-	-%	377,752	-	(377,752)	(100.00)%
Net income (loss)	$(205,752)	(927.27)%	$133,939	-%	$(339,691)	(253,62)%

Revenues

Revenues from the company’s continuing operations for the three months ended March 31, 2025 and 2024 were $22,189 and $nil, respectively. We had $nil product sales, $20,973 OEM service revenue, and $1,216 shipping and delivery income for the three months ended March 31, 2025. Revenue from the company’s discontinued operations for the three months ended March 31, 2025 and 2024 were $nil and $153,865, respectively.

Costs of revenues

Costs of revenues from the company’s continuing operations for the three months ended March 31, 2025 and 2024 were $1,601 and $nil, respectively. We had $nil cost of sales for products and $1,601 cost for OEM service revenue for the three months ended March 31, 2025. Costs of revenues from the company’s discontinued operations for the three months ended March 31, 2025 and 2024 were $nil and $76,592, respectively.

Gross profit

For the factors mentioned above, the gross profits from the company’s continuing operations for the three months ended March 31, 2025 and 2024 were $20,588 and $nil, respectively. The gross profits from the company’s discontinued operations for the three months ended March 31, 2025 and 2024 were $nil and $77,273, respectively.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses from the company’s continuing operations for the three months ended March 31, 2025 and 2024 were $543 and $nil, respectively. Selling expense from the company’s discontinued operations for the three months ended March 31, 2025 and 2024 were $nil and $13,716, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $225,137 for the three months ended March 31, 2025, compared to $151,828 for the three months ended March 31, 2024, an increase of $73,309 or 48.28%, the increase was mainly due to increased salary expense by $28,523, increased accounting fee by $23,500, increased consulting fee by $139,900, which was partly offset by decreased office rent by $117,736. General and administrative expenses from the company’s discontinued operations was $nil and $192,652 for the three months ended March 31, 2025 and 2024, respectively.

Other income (expenses), net

Other expenses from the company’s continuing operations was $660 and other income from the company’s continuing operations was $28,842 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, other expenses mainly consisted of interest expense of $543 and other expenses of $117. For the three months ended March 31, 2024, other income mainly consisted of interest expense of $542, loss of $3,116 in disposal of fixed assets, offset by other income of $32,500. Other expenses from the company’s discontinued operations were $nil and $5,448 for the three months ended March 31, 2025 and 2024, respectively.

Net loss from continuing operations

We had a net loss of $205,752 from the company’s continuing operations for the three months ended March 31, 2025, compared to $122,986 for the three months ended March 31, 2024, an increase of $82,766 or 67.30%.

Net loss from discontinued operations

We had net gain of $nil and $256,925 from the company’s discontinued operations for the three months ended March 31, 2025 and 2024, respectively.

Liquidity and Capital Resources

As of March 31, 2025, from the company’s continuing operations, we had cash and equivalents of $nil, other current assets of $365,444, other current liabilities of $3,238,601, working capital deficit of $2,873,157, a current ratio of 0.11:1. As of December 31, 2024, from the company’s continuing operations, we had cash and equivalents of $1,371, other current assets of $279,321, other current liabilities of $2,802,700, working capital deficit of $2,522,008, a current ratio of 0.10:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2025, and 2024, respectively.

	2025	2024
Net cash used in operating activities for continuing operations	$(26,069)	$(34,836)
Net cash used in operating activities for discontinued operations	-	(136,777)
Net cash used in operating activities	(26,069)	(171,613)

Net cash provided by investing activities for continuing operations	-	-
Net cash provided by investing activities for discontinued operations	-	-
Net cash provided by investing activities	-	-

Net cash provided by financing activities for continuing operations	24,698	180,959
Net cash used in financing activities for discontinued operations	-	(9,323)
Net cash provided by provided by financing activities	$24,698	$171,636

Net cash used in operating activities for continuing operations

Net cash used in operating activities for continuing operations was $26,069 for the three months ended March 31, 2025, compared to net cash used in operating activities for continuing operations of $34,836 for the three months ended March 31, 2024. The decrease of cash outflow of $8,767 from operating activities of continuing operations for the three months ended March 31, 2025 was principally attributable to decreased cash outflow of prepaid expenses and other receivables by $197,295, increased outstanding tax payable by $7,589, increased payment from customer deposit by $239,363, decreased payment of lease liability by $47,100, increased outstanding on accounts payable by $5,815 and change of adjustments to reconcile net loss to net cash provided by (used in) operating activities by $256,847; which was partly offset by increased net loss by $460,518, increased payment on prepayment and deposits by $83,056, increased payment on accrued liabilities and other payables by $198,601, and decreased payment collected from accounts receivables by $3,067.

Net cash provided by financing activities for continuing operations

Net cash provided by financing activities for continuing operations was $24,698 for the three months ended March 31, 2025, compared to net cash provided by financing activities for continuing operations of $180,959 for the three months ended March 31, 2024. The net cash provided by financing activities for the three months ended March 31, 2025 mainly consisted of proceeds of $343,600 loan from one major shareholder (also the senior officer) and increased bank overdraft of $2,414, partly offset by $321,000 loan repayment to one major shareholder (also the senior officer) and payment of government loan of $316. The net cash provided by financing activities for three months ended March 31, 2024 mainly consisted of proceeds of $190,700 loan from one major shareholder (also the senior officer), partly offset by decreased bank overdraft of $9,436, and repayment of government loan of $305.

Our current liabilities exceed current assets at March 31, 2025, and we incurred substantial losses. We may have difficulty meeting upcoming cash requirements. As of March 31, 2025, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of March 31, 2025, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of March 31, 2025, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
(unaudited)
March 31, 2026	$1,369
March 31, 2027	1,422
March 31, 2028	1,476
March 31, 2029	1,532
March 31, 2030	1,591
Thereafter	48,774
Total	$56,164

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

On March 31, 2025, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss will continue to work on implementing controls and procedures to remedy this matter.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2025, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on March 31, 2025, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on March 31, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer
Date:	May 14, 2025

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer
Dated:	May 14, 2025