Form 10-Q
period 2025-06-30
Bio Essence Corp
filed 2025-08-14
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56263

BIO ESSENCE CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

California

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

94-3349551

(IRS EMPLOYEE IDENTIFICATION NO.)

2955 Main Street, Suite 100, Irvine CA 92614

(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

(888)-816-1494

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

BIO ESSENCE CORPORATION

BALANCE SHEETS

	As of June 30, 2025 (Unaudited)	As of December 31, 2024

ASSETS

Current Assets
Cash and equivalents	$-	$1,371
Accounts receivable	4,969	5,124
Prepayment to vendors	98,008	69,959
Prepaid expenses and other receivables	9,500	202,238
Security deposits	-	2,000
Total Current Assets	112,477	280,692

Non-current Assets
Intangible assets, net	215	332
Total Non-current Assets	215	332

Total Assets	$112,692	$281,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$6,966	$-
Accounts payable	10,692	17,738
Customer deposit	290,280	187,115
Accrued liabilities and other payables	337,325	338,136
Accrued interest on government loans	-	2,306
Operating lease liabilities - current	1,387,840	1,069,871
Government loans payable - current portion	1,446	1,357
Loan from shareholders	1,036,777	1,186,177
Total Current Liabilities	3,071,326	2,802,700

Non-current Liabilities
Operating lease liabilities - non-current	99,668	392,290
Government loans payable	56,676	55,124
Total Non-current Liabilities	156,344	447,414
Total Liabilities	3,227,670	3,250,114

Commitment and contingencies

Stockholders’ Equity
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 as of June 30, 2025 and December 31, 2024	3,801	3,801
Paid in capital	7,476,379	7,476,379
Accumulated deficit	(10,595,158)	(10,449,270)
Total Stockholders’ Equity	(3,114,978)	(2,969,090)

Total Liabilities and Stockholders’ Equity	$112,692	$281,024

The accompanying notes are an integral part of these consolidated financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months ended June 30,		Three Months ended June 30,
	2025	2024	2025	2024

Revenues
Sales of goods	$-	$41,695	$-	$41,695
Manufacture service revenue	280,096	-	259,123	-
Shipping and delivery Income	1,216	-	-	-
Total revenues	281,312	41,695	259,123	41,695

Cost of revenues
Sales of goods	-	12,508	-	12,508
Cost of manufacture service	92,080	-	90,479	-
Total cost of revenues	92,080	12,508	90,479	12,508

Gross profit	189,232	29,187	168,644	29,187

Operating expenses
Selling	29,943	-	-	-
General and administrative	303,158	346,029	107,421	194,200

Total operating expenses	333,101	346,029	107,421	194,200

Loss from operations	(143,869)	(316,842)	61,223	(165,013)

Other income (expenses)
Interest expense	(1,090)	(1,081)	(547)	(539)
Other income	-	33,086	-	586
Other expenses	(129)	(53,028)	(12)	(49,912)

Other expenses, net	(1,219)	(21,023)	(559)	(49,865)

Income (loss) before income tax	(145,088)	(337,865)	60,664	(214,878)

Income tax expense	800	800	800	800

Net income (loss) from continuing operations	(145,888)	(338,665)	59,864	(215,678)

Loss from discontinued operations	-	(120,827)	-	-
Gain from disposal of discontinued operations	-	377,752	-	-
Net loss	$(145,888)	$(81,740)	$59,864	$(215,678)

Basic weighted average shares outstanding	38,009,000	38,009,000	38,009,000	38,009,000

Basic and diluted net loss per share	$(0.00)	$(0.00)	$0.00	$(0.01)

The accompanying notes are an integral part of these consolidated financial statements

BIO ESSENCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX MONTHS ENDED JUNE 30, 2025 AND 2024 (RESTATED)

(UNAUDITED)

					Total
					Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2025	38,009,000	$3,801	$7,476,379	$(10,449,270)	$(2,969,090)

Net loss for the period	-	-	-	(205,752)	(205,752)

Balance at March 31, 2025	38,009,000	3,801	7,476,379	(10,655,022)	(3,174,842)

Net income for the period	-	-	-	59,864	59,864

Balance at June 30, 2025	38,009,000	$3,801	$7,476,379	$(10,595,158)	$(3,114,978)

					Total
					Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2024	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)

Net income for the period	-	-	-	133,939	133,939

Balance at March 31, 2024 (Restated)	38,009,000	3,801	7,476,379	(9,006,535)	(1,526,355)

Net loss for the period	-	-	-	(215,678)	(215,678)

Balance at June 30, 2024	38,009,000	$3,801	$7,476,379	$(9,222,213)	$(1,742,033)

The accompanying notes are an integral part of these consolidated financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations (include gain on disposal of subsidiary)	$(145,888)	$(81,740)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	118	794
Loss on disposal of fixed assets	-	3,012
Gain from disposal of discontinued operations	-	(256,925)
Interest expense on operating lease	25,346	256,852
Changes in assets/liabilities:
Accounts receivable	155	(7,888)
Prepaid expenses and other receivables	187,794	(197,295)
Prepayment and deposits	(21,104)	50,545
Accounts payable	(7,046)	47,166
Customer deposit	103,164	14,090
Tax payable	494	1,668
Accrued interest	-	(35)
Accrued liability and other payables	(1,305)	197,293
Payment of lease liability	-	(47,100)
Net cash provided by (used in) operating activities from continuing operations	141,728	(19,563)
Net cash used in operating activities from discontinued operations	-	(136,777)

Net cash provided by (used in) operating activities	141,728	(156,340)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	6,966	(9,436)
Loan from shareholder	419,400	185,200
Repayment to shareholder	(568,800)	-
Repayment of SBA loan	(665)	(612)
Net cash provided by (used in) financing activities from continuing operations	(143,099)	175,152
Net cash used in financing activities from discontinued operations	-	(9,323)

Net cash provided by (used in) financing activities	(143,099)	165,829

NET INCREASE (DECREASE) IN CASH	(1,371)	9,489

CASH AT THE BEGINNING OF PERIOD	1,371	-

CASH AT THE END OF PERIOD	$-	$9,489

Supplemental Cash flow data:
Cash paid for interest	$1,090	$5,235
Cash paid for income taxes	$-	$800

The accompanying notes are an integral part of these consolidated financial statements

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and should be read in conjunction with the audited financial statements and notes thereto contained in Bio Essence’s Annual Report filed with the SEC on Form 10-K. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements for the six months ended June 30, 2025 and 2024 and as of June 30, 2025 and December 31, 2024, include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred net loss of $145,888 and $338,665 from continuing operations for the six months ended June 30, 2025 and 2024, respectively. The Company also had an accumulated deficit of $10,595,158 as of June 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2025 and December 31, 2024, there was no bad debt allowance.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2025 and December 31, 2024, there were no significant impairments of its long-lived assets except $1,050,940 impairment of ROU assets during 2024.

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

At June 30, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2021 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2025 and 2024.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2025 and 2024, shipping and handling costs from continuing operations were $543 and $nil, respectively. During the three months ended June 30, 2025 and 2024, shipping and handling costs from continuing operations were $nil and $nil, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the six and three months ended June 30, 2025 and 2024, there were no advertising expenses from continuing operations incurred. During the six and three months ended June 30, 2024, advertising expenses from discontinued operations were $1,228 and $nil, respectively.

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

As of June 30, 2025 and December 31,2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the six and three months ended June 30, 2025 and 2024.

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

For the six months ended June 30, 2025, the Company had two major customers accounted for 67.8% and 24.3%, respectively, of the Company’s total sales. For the three months ended June 30, 2025, the Company had two major customers accounted for 73.6% and 26.4%, respectively, of the Company’s total sales. For the six and three months ended June 30, 2024, the Company had seven customers accounted for 10.7%, 11.0%, 11.0%, 13.4%, 15.5%, 15.8% and 22.6% of the Company’s total sales for both periods.

For the six months ended June 30, 2025, the Company had  two majors vendors accounted for 77.7% and 22.3% of the Company’s total manufacturing service, respectively. For the three months ended June 30, 2025, the Company had two major vendors accounted for 77.3% and 22.7% of the Company’s total manufacturing service, respectively. For the six and three months ended June 30, 2024, the Company had one major vendor accounted for 100% of total purchases for both periods.

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

In March 2025, the FASB issued ASU 2025-02—Liabilities (405): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 122. The amendments in this Update are effective immediately and on a fully retrospective basis to annual periods beginning after December 15, 2024. The Company is currently evaluating the effect of adoption of this standard to its consolidated financial statements and disclosures.

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

The operations of  BEH was accounted for as discontinued operations in the accompanying consolidated financial statements for all periods presented. The following table presents the components of discontinued operations reported in the consolidated statements of operations:

For the Six Months Ended June 30, 2024

Revenue, Net	$153,865
Cost of Revenues	76,592
Gross Profit	77,273
Operating Expenses	192,652

Loss from Operations	(115,379)
Other Income (Expenses)
Interest expense	(4,154)
Other expenses	(1,294)

Total Other Expenses	(5,448)
Loss Before Income Taxes	(120,827)
Income Tax Expense	-
Net Loss from Discontinued Operations	$(120,827)

4. PREPAID EXPENSE AND OTHER RECEIVABLES

As of June 30, 2025 and December 31,2024, prepaid expense and other receivables were $9,500 and $202,238, respectively. As of June 30, 2025, prepaid expense and other receivables mainly consisted of prepaid legal expenses. As of December 31, 2024, other receivables mainly consisted of outstanding receivables from BEH. On May 9, 2025, the Company collected the payment in full for other receivables from BEH.

5. SECURITY DEPOSIT

As of June 30, 2025 and December 31,2024, the security deposit was $nil and $2000, respectively. The security deposit primarily consisted of an office rent deposit of $2,000 under a one-year operating lease effective on June 1, 2024.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment from the company’s continuing operations consisted of the following at June 30, 2025 and December 31,2024:

	June 30, 2025	December 31, 2024
	(unaudited)
Leasehold improvements	$-	$
Office furniture and equipment	56,505		56,505
Total	56,505		56,505
Less: accumulated depreciation	(56,505)		(56,505)
Net	$-		$-

Depreciation expense for the six months ended June 30, 2025 and 2024 from the Company’s continuing operations were $nil and $677, respectively.

Depreciation expense for the three months ended June 30, 2025 and 2024 from the Company’s continuing operations were $nil and $238, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of June 30, 2025 and December 31,2024:

	June 30, 2025	December 31, 2024
	(unaudited)
Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(39,063)	(38,946)
Net	$215	$332

Amortization of intangible assets from the company’s continuing operations were $117 and $117 for the six months ended June 30, 2025and 2024, respectively.

Amortization of intangible assets from the company’s continuing operations were $59 and $59 for the three months ended June 30, 2025 and 2024, respectively.

Estimated amortization for the existing intangible assets with finite lives from the company’s continuing operations for each of the next five years at June 30, 2025 is as follows: $215, $nil, $nil, $nil and $nil.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2025, accrued liabilities and other payables from the company’s continuing operations consisted of 1) the payables to BEP of $256,741 and payables to BEH of $78,255, and 2) payroll and payroll tax payable of $2,329.

As of December 31, 2024, accrued liabilities and other payables from the company’s continuing operations consisted of 1) the payables to BEP of $256,741 and payables to BEH of $78,255, and 2) payroll and payroll tax payable of $3,140.

9. GOVERNMENT LOANS PAYABLE

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $288 monthly will begin 12 months from the date of the promissory note. On March 4, 2022, FDS transferred its EIDL loan to BEC due to the dissolution of FDS. The SBA extended the deferment period to allow small businesses and not-for-profits that received EIDL funds do not have to begin payments on the loan until 30 months after the date of the note. Accordingly, the company began to make installment payments in the fourth quarter 2022.

As of June 30, 2025, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
June 30, 2026	$1,446
June 30, 2027	1,446
June 30, 2028	1,446
June 30, 2029	1,446
June 30, 2030	1,446
Thereafter	50,892
Total	$58,122

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

As of June 30, 2025and December 2024, the Company held loans from one major shareholder (also the Company’s senior officer) for $428,146 and $577,546, respectively. As of June 30, 2025 and December 31,2024, the Company held the loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At June 30, 2025 and December 31,2024, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only offset 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $2.50 million and $2.35 million at June 30, 2025 and December 31,2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.70 million as of June 30, 2025, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of June 30, 2025 and December 31,2024 are as follows:

	June 30, 2025	December 31, 2024
Net deferred tax assets (liability):	(unaudited)
Depreciation and amortization expense	$794	$794
Expected income tax benefit from NOL carry-forwards	699,042	658,441
Less: valuation allowance	(699,836)	(659,235)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the six months ended June 30, 2025 and 2024 is as follows:

	2025	2024
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Change in valuation allowance	28.53%	28.22%
Effective income tax rate	0.55%	0.24%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the three months ended June 30, 2025 and 2024 is as follows:

	2025	2024
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	21.00%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	6.98%	(6.98)%
Change in valuation allowance	(26.66)%	28.35%
Effective income tax rate	1.32%	0.37%

The provision for income tax expense for the continuing operations for the six months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
	(unaudited)	(unaudited)
Income tax expense – current	$800	$800
Income tax benefit – current	-	-
Total income tax expense	$800	$800

The provision for income tax expense for the continuing operations for the three months ended June 30, 2025 and 2024 consisted of the following:

	2025	2024
	(unaudited)	(unaudited)
Income tax expense – current	$800	$800
Income tax benefit – current	-	-
Total income tax expense	$800	$800

12. LEASES

Operating Leases

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

The components of lease costs for continuing operations, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
	(unaudited)	(unaudited)
Operating lease cost	$25,346	$256,852
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
	(unaudited)	(unaudited)
Operating lease cost	$11,596	$133,157
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

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

Related Party Transactions

Loans from Officer

As of June 30, 2025 and December 31, 2024, the Company had loans from one major shareholder (also the Company’s senior officer) of $428,146 and $577,546, respectively. As of June 30, 2025 and December 31, 2024, the Company had loan from another major shareholder for $608,631 and $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $145,888 and $338,665 from the company’s continuing operations for the six months ended June 30, 2025 and 2024, respectively. The Company incurred net income of $59,864 and net loss of $215,678 from the company’s continuing operations for the three months ended June 30, 2025 and 2024, respectively. The Company also had an accumulated deficit of $10,595,158 from the company’s continuing operations as of June 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2025 and December 31, 2024, there was no bad debt allowance.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2025 and 2024.

Results of operations

Comparison of continuing operations for the six months ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2025	% of Sales	2024	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$41,695	100.00%	$(41,695)	(100.00)%
Manufacture service revenue	280,096	99.57%	-	-	280,096	100.00%
Shipping and delivery income	1,216	0.43%	-	-	1,216	100.00%
Total revenues	281,312	100.00%	41,695	100.00%	239,617	574,69%
Cost of goods sold	-	-%	12,508	30.00%	(12,508)	(100.00)%
Cost of manufacture service	92,080	32.73%	-	-%	92,080	100.00%
Total cost of revenues	92,080	32.73%	12,508	30.00%	79,572	636.17%
Gross profit	189,232	67.27%	29,187	70.00%	160,045	548.34%
Selling expenses	29,943	10.64%	-	-%	29,943	100.00%
General and administrative expenses	303,158	107.77%	346,029	829.91%	(42,871)	(12.39)%
Operating expenses	333,101	118.41%	346,029	829.91%	(12,928)	(3.74)%
Loss from operations	(143,869)	(51.14)%	(316,842)	(759.90)%	172,973	(54.59)%
Other income (expenses), net	(1,219)	(0.43)%	(21,023)	(50.42)%	(19,804)	(94.20)%
Loss before income taxes	(145,088)	(51.58)%	(377,865)	(810.32)%	192,777	(57.06)%
Income tax expense	800	0.28%	800	1.92%	-	-%
Net loss from continuing operations	(145,888)	(51.86)%	(338,665)	(812.24)%	192,777	(56.92)%
Loss from discontinued operations	-	-%	(120,827)	(289,79)%	120,827	100.00%
Gain from disposal of discontinued operations	-	-%	377,752	905.99%	(377,752)	(100.00)%
Net income	$(145,888)	(51.86)%	$(81,740)	(196.04)%	$(64,148)	78.48%

Revenues

Revenues from the company’s continuing operations for the six months ended June 30, 2025 and 2024 were $281,312 and $41,695, respectively. We had $nil product sales, $280,096 OEM service revenue, and $1,216 shipping and delivery income for the six months ended June 30, 2025. We had $41,695 product sales for the six months ended June 30, 2024. Revenue from the company’s discontinued operations for the six months ended June 30, 2025 and 2024 were $nil and $153,865, respectively.

Costs of revenues

Costs of revenues from the company’s continuing operations for the six months ended June 30, 2025 and 2024 were $92,080 and $12,508, respectively. We had $nil cost of sales for products and $92,080 cost for OEM service revenue for the six months ended June 30, 2025. We had $12,508 cost of sales for products for the six months ended June 30, 2024. Costs of revenues from the company’s discontinued operations for the six months ended June 30, 2025 and 2024 were $nil and $76,592, respectively.

Gross profit

For the factors mentioned above, the gross profits from the company’s continuing operations for the six months ended June 30, 2025 and 2024 were $189,232 and $29,187, respectively. The gross profits from the company’s discontinued operations for the six months ended June 30, 2025 and 2024 was $nil and $77,273, respectively.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses from the company’s continuing operations for the six months ended June 30, 2025 and 2024 were $29,943 and $nil, respectively. Selling expense from the company’s discontinued operations for the six months ended June 30, 2025 and 2024 was $nil and $13,716, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $303,158 for the six months ended June 30, 2025, compared to $346,029 for the six months ended June 30, 2024, a decrease of $42,871 or 12.39%, the decrease was mainly due to decreased office rent and office CAM fee by $113,393, decreased license and permits expense by $1,278, decreased commercial and worker’s compensation insurance expenses by $2,835, which was partly offset by increased salary expense by $64,589 and increased consulting fee by $109,608. General and administrative expenses from the company’s discontinued operations was $nil and $178,936 for the six months ended June 30, 2025 and 2024, respectively.

Other income (expenses), net

Other expenses from the company’s continuing operations was $1,219 and $21,023 for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, other expenses mainly consisted of interest expense of $1,090 and other expenses of $129. For the six months ended June 30, 2024, other expenses mainly consisted of interest expense of $1,081, loss of $3,012 in disposal of fixed assets, $50,000 loss from security deposit forfeiture from early termination of the lease, offset by other income of $33,086. Other expenses from the company’s discontinued operations were $nil and $5,448 for the six months ended June 30, 2025 and 2024, respectively.

Net loss from continuing operations

We had a net loss of $145,888 from the company’s continuing operations for the six months ended June 30, 2025, compared to $338,665 for the six months ended June 30, 2024, a decrease of $192,777 or 56.92%.

Net loss from discontinued operations

We had a net loss of $nil and $81,740 from the company’s discontinued operations for the six months ended June 30, 2025 and 2024, respectively.

Comparison of continuing operations for the three months ended June 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2025	% of Sales	2024	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$41,695	100.00%	$(41,695)	-%
Manufacture service revenue	259,123	100.00%	-	-	259,123	100.00%
Shipping and delivery income	-	-%	-	-	-	-%
Total revenues	259,123	100.00%	41,695	100.00%	217,428	521.47%
Cost of goods sold	-	-%	12,508	30.00%	(12,508)	(100.00)%
Cost of manufacture service	90,479	34.92%	-	-%	90,479	100.00%
Total cost of revenues	90,479	34.92%	12,508	30.00%	77,971	623.37%
Gross profit	168,644	65.08%	29,187	70.00%	139,457	477.81%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	107,421	41.46%	194,200	465.76%	(86,779)	(44.69)%
Operating expenses	107,421	41.46%	194,200	465.76%	(86,779)	(44.69)%
Income (loss) from operations	61,223	23.63%	(165,013)	(395.76)%	226,236	(137.10)%
Other income (expenses), net	(559)	(0.22)%	(49,865)	(119.59)%	49,306	98.88%
Loss before income taxes	60,664	23.41%	(214,878)	(515.36)%	275,542	(128.23)%
Income tax expense	800	0.31%	800	1.92%	-	-%
Net income (loss) from continuing operations	59,864	23.10%	(215,678)	(517.28)%	275,542	(127.76)%
Loss from discontinued operations	-	-%	-	-%	-	-%
Gain from disposal of discontinued operations	-	-%	-	-	-	-%
Net income (loss)	$59,864	23.10%	$(215,678)	(517.28)%	$275,542	(127.76)%

Revenues

Revenues from the company’s continuing operations for the three months ended June 30, 2025 and 2024 were $259,123 and $41,695, respectively. We had $nil product sales, $259,123 OEM service revenue, and $nil shipping and delivery income for the three months ended June 30, 2025. We had $41,695 product sales for the three months ended June 30, 2024. Revenue from the company’s discontinued operations for the three months ended June 30, 2025 and 2024 were $nil and $nil, respectively.

Costs of revenues

Costs of revenues from the company’s continuing operations for the three months ended June 30, 2025 and 2024 were $90,479 and $12,508, respectively. We had $nil cost of sales for products and $90,479 cost for OEM service revenue for the three months ended June 30, 2025. We had $12,508 cost of sales for products for the three months ended June 30, 2024. Costs of revenues from the company’s discontinued operations for the three months ended June 30, 2025 and 2024 were $nil and $nil, respectively.

Gross profit

For the factors mentioned above, the gross profits from the company’s continuing operations for the three months ended June 30, 2025 and 2024 were $168,644 and $29,187, respectively. The gross profits from the company’s discontinued operations for the three months ended June 30, 2025 and 2024 were $nil and $nil, respectively.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses from the company’s continuing operations for the three months ended June 30, 2025 and 2024 were $nil and $nil, respectively. Selling expense from the company’s discontinued operations for the three months ended June 30, 2025 and 2024 were $nil and $nil, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $107,421 for the three months ended June 30, 2025, compared to $194,200 for the three months ended June 30, 2024, a decrease of $86,779 or 44.69%, the decrease was mainly due to decreased office rent by $109,050, decreased accounting fee by $23,940, which was partly offset by increased salary expense by $36,066, increased professional fee by $7,500, and increased legal expense by $1,450. General and administrative expenses from the company’s discontinued operations was $nil and $nil for the three months ended June 30, 2025 and 2024, respectively.

Other income (expenses), net

Other expenses from the company’s continuing operations was $559 and $49,865 for the three months ended March 31, 2025 and 2024, respectively. For the three months ended June 30, 2025, other expenses mainly consisted of interest expense of $547 and other expenses of $12. For the three months ended June 30, 2024, other expenses mainly consisted of interest expense of $539, loss of $49,912from security deposit forfeiture due to early termination of the lease, offset by other income of $586. Other expenses from the company’s discontinued operations were $nil and $nil for the three months ended June 30, 2025 and 2024, respectively.

Net income (loss) from continuing operations

We had a net income of $59,864 from the company’s continuing operations for the three months ended June 30, 2025, compared to net loss of $215,678 for the three months ended June 30, 2024, an increase of $275,542 or 127.76%.

Liquidity and Capital Resources

As of June 30, 2025, from the company’s continuing operations, we had cash and equivalents of $nil, other current assets of $112,477, other current liabilities of $3,071,326, working capital deficit of $2,958,849, a current ratio of 0.04:1. As of December 31, 2024, from the company’s continuing operations, we had cash and equivalents of $1,371, other current assets of $279,321, other current liabilities of $2,802,700, working capital deficit of $2,522,008, a current ratio of 0.10:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2025, and 2024, respectively.

	2025	2024
Net cash provided by (used in) operating activities for continuing operations	$141,728	$(19,563)
Net cash used in operating activities for discontinued operations	-	(136,777)
Net cash provided by (used in) operating activities	141,728	(156,340)

Net cash provided by investing activities for continuing operations	-	-
Net cash provided by investing activities for discontinued operations	-	-
Net cash provided by investing activities	-	-

Net cash provided by (used in) financing activities for continuing operations	(143,099)	175,152
Net cash used in financing activities for discontinued operations	-	(9,323)
Net cash provided by (used in) provided by financing activities	$(143,099)	$165,829

Net cash provided by (used in) operating activities for continuing operations

Net cash provided by operating activities for continuing operations was $141,728 for the six months ended June 30, 2025, compared to net cash used in operating activities for continuing operations of $19,563 for the six months ended June 30, 2024. The increase of cash inflow of $161,291 from operating activities of continuing operations for the six months ended June 30, 2025 was principally attributable to increased collection of accounts receivable by $8,043, decreased cash outflow of prepaid expenses and other receivables by $385,089, increased payment from customer deposit by $89,074; which was partly offset by increased payment on prepayment and deposits by $71,649, increased payment on accrued liabilities and other payables by $198,598, and increased payment on accounts payable by $54,212.

Net cash provided by (used in) financing activities for continuing operations

Net cash used in financing activities for continuing operations was $143,099 for the six months ended June 30, 2025, compared to net cash provided by financing activities for continuing operations of $175,152 for the six months ended June 30, 2024. The net cash used in financing activities for the six months ended June 30, 2025 mainly consisted of $568,800 loan repayment to one major shareholder (also the senior officer) and payment of government loan of $665, partly offset by proceeds of $419,400 loan from one major shareholder (also the senior officer) and increased bank overdraft of $6,966. The net cash provided by financing activities for six months ended June 30, 2024 mainly consisted of proceeds of $185,200 loan from one major shareholder (also the senior officer), partly offset by decreased bank overdraft of $9,436, and repayment of government loan of $612.

Our current liabilities exceed current assets at June 30, 2025, and we incurred substantial losses. We may have difficulty meeting upcoming cash requirements. As of June 30, 2025, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of June 30, 2025, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

Contractual Obligations

Long-Term Debts

Government loans

In May and June 2020, BEH, BEP and FDS received total of $215,600 from the Economic Injury Disaster Loan (“EIDL loan”) from the SBA after deducting $100 Uniform Commercial Code (“UCC”) handling charge and filing fee for each company. This is a low-interest federal disaster loan for working capital to small businesses and non-profit organizations of any size suffering substantial economic injury as a result of the Coronavirus (COVID-19), to help the businesses to meet financial obligations and operating expenses that could have been met had the disaster not occurred. This loan has interest of 3.75% and is not forgivable. The maturity of the loan is 30 years, installment payments including principal and interest of $288 monthly will begin 12 months from the date of the promissory note. On March 4, 2022, The FDS transferred its EIDL loan to BEC due to the dissolution of FDS. The SBA extended the deferment period to allow small businesses and not-for-profits that received EIDL funds do not have to begin payments on the loan until 30 months after the date of the note. Accordingly, the company began to make installment payments in the fourth quarter 2022.

As of June 30, 2025, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
(unaudited)
June 30, 2026	$1,446
June 30, 2027	1,446
June 30, 2028	1,446
June 30, 2029	1,446
June 30, 2030	1,446
Thereafter	50,892
Total	$58,122

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

On June 30, 2025, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss will continue to work on implementing controls and procedures to remedy this matter.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2025, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on June 30, 2025, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on June 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer

Date:	August 14, 2025

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer

Dated:	August 14, 2025