Form 10-Q
period 2025-09-30
Bio Essence Corp
filed 2025-11-12
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

BIO ESSENCE CORPORATION

BALANCE SHEETS

	As of September 30, 2025 (Unaudited)	As of December 31, 2024
ASSETS

Current Assets
Cash and equivalents	$28,741	$1,371
Accounts receivable	4,969	5,124
Prepayment to vendors	141,168	69,959
Prepaid expenses and other receivables	9,500	202,238
Security deposits	-	2,000
Total Current Assets	184,378	280,692

Non-current Assets
Intangible assets, net	156	332
Total Non-current Assets	156	332
Total Assets	$184,534	$281,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$-
Accounts payable	10,608	17,738
Customer deposit	829,640	187,115
Accrued liabilities and other payables	5,725	338,136
Operating lease liabilities - current	1,496,907	1,069,871
Government loans payable - current portion	1,314	3,663
Loan from shareholders	885,827	1,186,177
Total Current Liabilities	3,230,021	2,802,700

Non-current Liabilities
Operating lease liabilities - non-current	-	392,290
Government loans payable	56,493	55,124
Total Non-current Liabilities	56,493	447,414
Total Liabilities	3,286,514	3,250,114

Commitment and contingencies

Stockholders’ Equity
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000 as of September 30, 2025 and December 31, 2024	3,801	3,801
Paid in capital	7,476,379	7,476,379
Accumulated deficit	(10,582,160)	(10,449,270)
Total Stockholders’ Equity	(3,101,980)	(2,969,090)
Total Liabilities and Stockholders’ Equity	$184,534	$281,024

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months ended September 30,		Three Months ended September 30,
	2025	2024	2025	2024

Revenues
Sales of goods	$-	$37,415	$-	$37,415
Manufacture service revenue	416,896	136,109	136,800	94,414
Shipping and delivery Income	1,216	2,861	-	2,861
Total revenues	418,112	176,385	136,800	134,690

Cost of revenues
Sales of goods	-	20,513	-	20,513
Cost of manufacture service	133,120	45,693	41,040	33,185
Total cost of revenues	133,120	66,206	41,040	53,698

Gross profit	284,992	110,179	95,760	80,992

Operating expenses
Selling	30,593	-	650	-
General and administrative	384,015	573,469	80,857	227,440

Total operating expenses	414,608	573,469	81,507	227,440

Income (loss) from operations	(129,616)	(463,290)	14,253	(146,448)

Other income (expenses)
Interest expense	(1,646)	(1,617)	(556)	(536)
Other income	-	33,086	-	-
Other expenses	(828)	(1,105,537)	(699)	(1,052,509)

Other expenses, net	(2,474)	(1,074,068)	(1,255)	(1,053,045)

Income (loss) before income tax	(132,090)	(1,537,358)	12,998	(1,199,493)

Income tax expense	800	800	-	-

Net income (loss) from continuing operations	(132,890)	(1,538,158)	12,998	(1,199,493)

Loss from discontinued operations	-	(120,827)	-	-
Gain from disposal of discontinued operations	-	377,752	-	-
Net loss	$(132,890)	$(1,281,233)	$12,998	$(1,199,493)

Basic weighted average shares outstanding	38,009,000	38,009,000	38,009,000	38,009,000

Basic and diluted net loss per share	$(0.00)	$(0.03)	$0.00	$(0.03)

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIO ESSENCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2025 AND 2024 (RESTATED)

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2025	38,009,000	$3,801	$7,476,379	$(10,449,270)	$(2,969,090)

Net loss for the period	-	-	-	(205,752)	(205,752)
Balance at March 31, 2025	38,009,000	3,801	7,476,379	(10,655,022)	(3,174,842)

Net income for the period	-	-	-	59,864	59,864
Balance at June 30, 2025	38,009,000	$3,801	$7,476,379	$(10,595,158)	$(3,114,978)

Net income for the period	-	-	-	12,998	12,998
Balance at September 30, 2025	38,009,000	3,801	7,476,379	(10,582,160)	(3,101,980)

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2024	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)

Net income for the period	-	-	-	133,938	133,938
Balance at March 31, 2024 (Restated)	38,009,000	3,801	7,476,379	(9,006,536)	(1,526,356)

Net loss for the period	-	-	-	(215,678)	(215,678)
Balance at June 30, 2024	38,009,000	$3,801	$7,476,379	$(9,222,214)	$(1,742,034)

	-	-	-	(1,199,493)	(1,199,493)
Balance at September 30, 2024	38,009,000	$3,801	7,476,379	(10,421,707)	$(2,941,527)

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss from continuing operations (include gain on disposal of subsidiary)	$(132,890)	$(1,281,233)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	176	853
Loss on disposal of fixed assets	-	3,012
Gain from disposal of discontinued operations	-	(256,925)
Operating lease expense	34,746	436,742
Impairment loss of ROU asset	-	1,050,940
Changes in assets/liabilities:
Accounts receivable	155	(65,470)
Receivable from sale of BEP	-	300,000
Prepaid expenses and other receivables	187,796	(197,294)
Prepayment and deposits	(64,265)	29,545
Accounts payable	(7,131)	19,655
Customer deposit	642,524	146,000
Tax payable	(316)	1,607
Accrued interest	-	(53)
Accrued liability and other payables	(336,302)	197,297
Payment of lease liability	-	(47,100)
Other Current Liability	4,208	-
Net cash provided by operating activities from continuing operations	328,701	337,576
Net cash used in operating activities from discontinued operations	-	(136,777)

Net cash provided by operating activities	328,701	200,799

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	-	(9,436)
Loan from shareholder	643,450	310,500
Repayment to shareholder	(943,800)	(461,800)
Repayment of SBA loan	(981)	(922)
Net cash used in financing activities from continuing operations	(301,331)	(161,658)
Net cash used in financing activities from discontinued operations	-	(9,323)

Net cash used in financing activities	(301,331)	(170,981)
NET INCREASE IN CASH	27,370	29,818

CASH AT THE BEGINNING OF PERIOD	1,371	-

CASH AT THE END OF PERIOD	$28,741	$29,818

Supplemental Cash flow data:
Cash paid for interest	$1,646	$5,771
Cash paid for income taxes	$-	$800

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2025 (UNAUDITED) AND DECEMBER 31, 2024

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting, and should be read in conjunction with the audited financial statements and notes thereto contained in Bio Essence’s Annual Report filed with the SEC on Form 10-K. The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements for the nine months ended September 30, 2025 and 2024 and as of September 30, 2025 and December 31, 2024, include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred net loss of $132,890 and $1,538,158 from continuing operations for the nine months ended September 30, 2025 and 2024, respectively. The Company also had an accumulated deficit of $10,582,160 as of September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2025 and December 31, 2024, there was no bad debt allowance.

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

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2025 and December 31, 2024, there were no significant impairments of its long-lived assets except $1,050,940 impairment of ROU assets during 2024.

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

At September 30, 2025 and December 31, 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2025 and 2024.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2025 and 2024, shipping and handling costs from continuing operations were $1,193 and $1,286, respectively. During the three months ended September 30, 2025 and 2024, shipping and handling costs from continuing operations were $650 and $1,286, respectively. During the nine and three months ended September 30, 2024, shipping and handling cost from discontinued operations were $8,009 and $nil, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the nine and three months ended September 30, 2025 athere were no advertising expenses from continuing operations incurred. During the nine and three months ended September 30, 2024, advertising expenses from discontinued operations were $1,228 and $nil, respectively.

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

As of September 30, 2025 and December 31,2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

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

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the nine and three months ended September 30, 2025 and 2024.

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

For the nine months ended September 30, 2025, the Company had three major customers accounted for 45.6%, 16.4%, and 13.1%, respectively, of the Company’s total sales. For the three months ended September 30, 2025, the Company had four major customers accounted for 40.0%, 20.0%, 20.0%, and 20.0%, respectively, of the Company’s total sales. For the nine months ended September 30, 2024, the Company had three customers accounted for 22.65%, 17.91%, and 10.92% of the Company’s total sales. For the three months ended September 30, 2024, three major customers accounted for 30%, 16% and 14%, respectively, of the Company’s total sales.

For the nine months ended September 30, 2025, the Company had  two major vendors accounted for 53.76% and 46.24% of the Company’s total manufacturing service, respectively. For the three months ended September 30, 2025, the Company had one major vendor accounted for 100% of the Company’s total manufacturing service, respectively. For the nine and three months ended September 30, 2024, the Company had one major vendor accounted for 100% of total purchases for both periods.

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

For the Nine Months Ended September 30, 2024

Revenue, Net	$153,865
Cost of Revenues	76,592
Gross Profit	77,273
Operating Expenses	192,652

Loss from Operations	(115,379)
Other Income (Expenses)
Interest expense	(4,154)
Other expenses	(1,294)

Total Other Expenses	(5,448)
Loss Before Income Taxes	(120,827)
Income Tax Expense	-
Net Loss from Discontinued Operations	$(120,827)

4. PREPAID EXPENSE AND OTHER RECEIVABLES

As of September 30, 2025 and December 31,2024, prepaid expense and other receivables were $9,500 and $202,238, respectively. As of September 30, 2025, prepaid expense and other receivables mainly consisted of prepaid legal expenses. As of December 31, 2024, other receivables mainly consisted of outstanding receivables from BEH. On May 9, 2025, the Company collected the payment in full for other receivables from BEH.

5. SECURITY DEPOSIT

As of September 30, 2025 and December 31,2024, the security deposit was $nil and $2,000, respectively. The security deposit primarily consisted of an office rent deposit of $2,000 under a one-year operating lease effective on June 1, 2024.

6. PROPERTY AND EQUIPMENT, NET

Property and equipment from the company’s continuing operations consisted of the following at September 30, 2025 and December 31,2024:

	September 30, 2025	December 31, 2024
	(unaudited)
Leasehold improvements	$-	$
Office furniture and equipment	56,505		56,505
Total	56,505		56,505
Less: accumulated depreciation	(56,505)		(56,505)
Net	$-		$-

Depreciation expense for the nine months ended September 30, 2025 and 2024 from the Company’s continuing operations were $nil and $677, respectively.

Depreciation expense for the three months ended September 30, 2025 and 2024 from the Company’s continuing operations were $nil and $nil, respectively.

7. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of September 30, 2025 and December 31,2024:

	September 30, 2025	December 31, 2024
	(unaudited)
Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(39,122)	(38,946)
Net	$156	$332

Amortization of intangible assets from the company’s continuing operations were $176 and $176 for the nine months ended September 30, 2025and 2024, respectively.

Amortization of intangible assets from the company’s continuing operations were $59 and $59 for the three months ended September 30, 2025 and 2024, respectively.

Estimated amortization for the existing intangible assets with finite lives from the company’s continuing operations for each of the next five years at September 30, 2025 is as follows: $156, $nil, $nil, $nil and $nil.

8. ACCRUED LIABILITIES AND OTHER PAYABLES

As of September 30, 2025, accrued liabilities and other payables from the company’s continuing operations consisted of payroll tax payable of $1,519 and accrued expense $4,206.

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

As of September 30, 2025, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
September 30, 2026	$1,314
September 30, 2027	1,391
September 30, 2028	1,444
September 30, 2029	1,498
September 30, 2030	1,554
Thereafter	50,605
Total	$57,806

10. RELATED PARTY TRANSACTIONS

Loans from Shareholder

As of September 30, 2025 and December 2024, the Company held loans from one major shareholder (also the Company’s senior officer) for $277,196 and $577,546, respectively. As of September 30, 2025 and December 31,2024, the Company held the loan from another major shareholder for $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities.

11. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At September 30, 2025 and December 31,2024, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only offset 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $4.74 million and $2.35 million at September 30, 2025 and December 31,2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.3 million as of September 30, 2025, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of September 30, 2025 and December 31,2024 are as follows:

	September 30, 2025	December 31, 2024
	(unaudited)
Net deferred tax assets (liability):
Depreciation and amortization expense	$178	$794
Expected income tax benefit from NOL carry-forwards	1,325,904	658,441
Less: valuation allowance	(1,326,082)	(659,235)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the nine months ended September 30, 2025 and 2024 is as follows:

	2025	2024
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference	-%	(28.43)%
Change in valuation allowance	28.58%	56.36%
Effective income tax rate	0.60%	0.05%

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for the three months ended September 30, 2025 and 2024 is as follows:

	2025	2024
	(unaudited)	(unaudited)
Federal statutory income tax expense (benefit) rate	21.00%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	6.98%	(6.98)%
Permanent difference	-%	(27.50)%
Change in valuation allowance	(27.98)%	55.49%
Effective income tax rate	0.00%	0.00%

The provision for income tax expense for the continuing operations for the nine months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
	(unaudited)	(unaudited)
Income tax expense – current	$800	$800
Income tax benefit – current	-	-
Total income tax expense	$800	$800

The provision for income tax expense for the continuing operations for the three months ended September 30, 2025 and 2024 consisted of the following:

	2025	2024
	(unaudited)	(unaudited)
Income tax expense – current	$-	$-
Income tax benefit – current	-	-
Total income tax expense	$-	$-

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

The components of lease costs for continuing operations, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
	(unaudited)	(unaudited)
Operating lease cost	$34,746	$436,742
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
	(unaudited)	(unaudited)
Operating lease cost	$9,400	$145,581
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

13. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Business Overview

The Company was incorporated in 2000 in the state of California. Fusion Diet Systems (“FDS”) was incorporated in 2010 in the state of Utah. Bio Essence and FDS have been owned under common control since 2016. Bio Essence and FDS are mainly engaged in manufacturing and distributing health supplement products. In January 2017, Bio Essence incorporated two subsidiaries in the state of California: BEP and BEH, Bio Essence transferred its manufacturing operation into BEP and transferred its distributing operation into BEH. On March 1, 2017, the 100% shareholder of FDS transferred all her ownership in FDS into Bio Essence. On December 7, 2021, the Company dissolved FDS. On November 12, 2021, Bio Essence incorporated a wholly owned subsidiary McBE Pharma Inc. (“McBE”) in the state of California, McBE will be engaged in research and development and manufacture of prescription medicine. As a result of the ownership restructure, BEP, BEH, and MCBE became wholly owned subsidiaries of Bio Essence, and Bio Essence serves as a holding corporation for these subsidiaries. McBE has not engaged in any operations since its inception. On December 12, 2023, the Company entered into an agreement with Newway Inc. to sell the 100% equity ownership of BEP for $300,000. On March 28, 2024, the Company entered into an agreement with Health Up Inc to sell the 100% equity ownership of BEH for $400,000. On April 15, 2024, the Company dissolved McBE.

The Company is mainly engaged in selling the health supplements and providing OEM services. However, the Company currently outsources manufacture / OEM service after disposal of BEP in December 2023.

Related Party Transactions

Loans from Officer

As of September 30, 2025 and December 31, 2024, the Company had loans from one major shareholder (also the Company’s senior officer) of $277,196 and $577,546, respectively. As of September 30, 2025 and December 31, 2024, the Company had loan from another major shareholder for $608,631 and $608,631 for settling the litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

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

Going Concern

The Company incurred net losses of $132,890 and $1,538,158 from the company’s continuing operations for the nine months ended September 30, 2025 and 2024, respectively. The Company incurred net income of $12,998 and net loss of $1,199,493 from the company’s continuing operations for the three months ended September 30, 2025 and 2024, respectively. The Company also had an accumulated deficit of $10,582,160 from the company’s continuing operations as of September 30, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2025 and December 31, 2024, there was no bad debt allowance.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2025 and 2024.

Results of operations

Comparison of continuing operations for the nine months ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2025	% of Sales	2024	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$37,415	21.21%	$(37,415)	(100.00)%
Manufacture service revenue	416,896	99.71%	136,109	77.17%	280,787	206.30%
Shipping and delivery income	1,216	0.29%	2,861	1.62%	(1,645)	(57.50)%
Total revenues	418,112	100.00%	176,385	100.00%	241,727	137.05%
Cost of goods sold	-	-%	20,513	11.63%	(20,513)	(100.00)%
Cost of manufacture service	133,120	31.84%	45,693	25.91%	87,427	191.34%
Total cost of revenues	133,120	31.84%	66,206	37.53%	66,914	101.07%
Gross profit	284,992	68.16%	110,179	62.47%	174,813	158.66%
Selling expenses	30,593	7.32%	-	-%	30,593	100.00%
General and administrative expenses	384,015	91.85%	573,469	325.12%	(189,454)	(33.04)%
Operating expenses	414,608	99.16%	573,469	325.12%	(158.861)	(27.70)%
Loss from operations	(129,616)	(31.00)%	(463,290)	(262.66)%	333,674	(72.02)%
Other income (expenses), net	(2,474)	(0.59)%	(1,074,068)	(608.93)%	(1,071,594)	(99.77)%
Loss before income taxes	(132,090)	(31.59)%	(1,537,358)	(871.59)%	1,405,268	(91.41)%
Income tax expense	800	0.19%	800	0.45%	-	-%
Net loss from continuing operations	(132,890)	(31.78)%	(1,538,158)	(872.05)%	1,405,268	(91.36)%
Loss from discontinued operations	-	-%	(120,827)	(68.50)%	120,827	100.00%
Gain from disposal of discontinued operations	-	-%	377,752	214.16%	(377,752)	(100.00)%
Net income	$(132,890)	(31.78)%	$(1,281,233)	(726.38)%	$1,148,343	(89.63)%

Revenues

Revenues from the company’s continuing operations for the nine months ended September 30, 2025 and 2024 were $418,112 and $176,385, respectively. We had $nil product sales, $416,896 OEM service revenue, and $1,216 shipping and delivery income for the nine months ended September 30, 2025. We had $37,415 product sales, $136,109 OEM service revenue, and $2,861 shipping and delivery income for the nine months ended September 30, 2024. Revenue from the company’s discontinued operations for the nine months ended September 30, 2024 was $153,865. The significant increase in revenue during the nine months ended September 30, 2025, compared to the same period in 2024, was primarily attributable to a higher volume of OEM service orders, including a major order from a new customer, Qnet Limited. The Company’s strategic emphasis on OEM service revenue rather than product sales contributed to the overall growth in revenue and an improvement in the revenues.

Costs of revenues

Costs of revenues from the company’s continuing operations for the nine months ended September 30, 2025 and 2024 were $133,120 and $66,206, respectively. We had $nil cost of sales for products and $133,120 cost for OEM service revenue for the nine months ended September 30, 2025. We had $20,513 cost of sales for products and $45,693 cost for OEM service revenue for the nine months ended September 30, 2024. The increase in cost of revenues was mainly due to increase in revenues. Costs of revenues from the company’s discontinued operations for the nine months ended September 30, 2024 was $76,592.

Gross profit

For the factors mentioned above, the gross profits from the company’s continuing operations for the nine months ended September 30, 2025 and 2024 were $284,992 and $110,179, respectively. The increase in gross profit was mainly due to increase in revenues. The gross profits from the company’s discontinued operations for the nine months ended September 30, 2024 was $77,273.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses from the company’s continuing operations for the nine months ended September 30, 2025 and 2024 were $30,593 and $1,286, respectively. Selling expense from the company’s discontinued operations for the nine months ended September 30, 2024 was $13,716.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $384,015 for the nine months ended September 30, 2025, compared to $573,469 for the nine months ended September 30, 2024, a decrease of $189,454 or 33.04%, the decrease was mainly due to decreased office rent and office CAM fee by $387,998, decreased license and permits expense by $1,283, which was partly offset by increased salary expense by $91,753 and increased consulting fee by $107,597. General and administrative expenses from the company’s discontinued operations was $178,936 for the nine months ended September 30, 2024.

Other income (expenses), net

Other expenses from the company’s continuing operations was $2,474 and $1,074,068 for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, other expenses mainly consisted of interest expense of $1,646 and other expenses of $828. For the nine months ended September 30, 2024, other expenses mainly consisted of interest expense of $1,617, impairment of ROU asset of $1,050,940 due to early termination of the lease, and other expenses of $54,597, which was partly offset by other income of $33,086. Other expenses from the company’s discontinued operations was $5,448 for the nine months ended September 30, 2024.

Net loss from continuing operations

We had a net loss of $132,890 from the company’s continuing operations for the nine months ended September 30, 2025, compared to $1,538,158 for the nine months ended September 30, 2024, a decrease of $1,405,268 or 91.36%.

Net loss from discontinued operations

We had a net loss of $256,925 from the company’s discontinued operations for the nine months ended September 30, 2024.

Comparison of continuing operations for the three months ended September 30, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2025	% of Sales	2024	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$37,415	27.78%	$(37,415)	(100.00)%
Manufacture service revenue	136,800	100.00%	94,414	70.10%	42,386	44.89%
Shipping and delivery income	-	-%	2,861	2.12	(2,861)	100.00%
Total revenues	136,800	100.00%	134,690	100.00%	2,110	1.57%
Cost of goods sold	-	-%	8,005	5.94%	(8,005)	(100.00)%
Cost of manufacture service	41,040	30.00%	45,693	33.92%	(4,653)	(10.18)%
Total cost of revenues	41,040	30.00%	53,698	39.87%	(12,658)	(23.57)%
Gross profit	95,760	70.00%	80,992	60.13%	14,768	18.23%
Selling expenses	650	0.48%	-	-%	650	100.00%
General and administrative expenses	80,857	59.11%	227,440	168.86%	(146,583)	(64.45)%
Operating expenses	81,507	59.58%	227,440	168.86%	(145,933)	(64.16)%
Income (loss) from operations	14,253	10.42%	(146,448)	(108.73)%	(108.73)	(109.73)%
Other income (expenses), net	(1,255)	(0.92)%	(1,053,045)	(781.83)%	1,051,790	(99.88)%
Loss before income taxes	12,998	9.50%	(1,199,493)	(890.56)%	1,212,491	(101.08)%
Income tax expense	-	-%	-	-%	-	-%
Net income (loss) from continuing operations	12,998	9.50%	(1,199,493)	(890.56)%	1,212,491	(101.08)%
Loss from discontinued operations	-	-%	-	-%	-	-%
Gain from disposal of discontinued operations	-	-%	-	-	-	-%
Net income (loss)	$12,998	9.50%	$(1,199,493)	(890.56)%	$1,212,491	(101.08)%

Revenues

Revenues from the company’s continuing operations for the three months ended September 30, 2025 and 2024 were $136,800 and $134,690, respectively. We had $nil product sales, $136,800 OEM service revenue, and $nil shipping and delivery income for the three months ended September 30, 2025. We had $37,415 product sales, $94,414 OEM service revenue, and $2,861 shipping and delivery income for the three months ended September 30, 2024. The increase in revenue was mainly due to higher contributions from OEM service, consistent with the Company’s sustained strategic focus on developing and enhancing this segment.

Costs of revenues

Costs of revenues from the company’s continuing operations for the three months ended September30, 2025 and 2024 were $41,040 and $53,698, respectively. We had $nil cost of sales for products and $41,040 cost for OEM service revenue for the three months ended September 30, 2025. We had $8,005 cost of sales for products and $45,693 cost for OEM service revenue for the three months ended September 30, 2024.

Gross profit

For the factors mentioned above, the gross profits from the company’s continuing operations for the three months ended September 30, 2025 and 2024 were $95,760 and $80,992, respectively. Although total revenue for the three months ended September 30, 2025 did not change significantly compared to the same period in 2024, the gross profit margin increased. The improvement was primarily due to the Company’s continued strategic focus on OEM service revenue rather than product sales, which generally yields a higher gross profit percentage.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses from the company’s continuing operations for the three months ended September 30, 2025 and 2024 were $650 and $nil, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $80,857 for the three months ended September 30, 2025, compared to $227,440 for the three months ended September 30, 2024, a decrease of $146,583 or 64.45%, the decrease was mainly due to decreased office rent by $167,492, decreased consultant fee by $2,011, decreased commercial and worker’s compensation insurance expenses by $2,485, and decreased legal and accounting fee by $3,050, which was partly offset by increased salary expense by $27,164.

Other income (expenses), net

Other expenses from the company’s continuing operations was $1,255 and $1,053,045 for the three months ended September 30, 2025 and 2024, respectively. For the three months ended September 30, 2025, other expenses mainly consisted of interest expense of $556 and other expenses of $699. For the three months ended September 30, 2024, other expenses mainly consisted of interest expense of $536, loss of $1,052,509 from security deposit forfeiture due to early termination of the lease.

Net income (loss) from continuing operations

We had a net income of $12,998 from the company’s continuing operations for the three months ended September 30, 2025, compared to net loss of $1,199,493 for the three months ended September 30, 2024, an increase of $1,212,491 or 101.08%.

Liquidity and Capital Resources

As of September 30, 2025, from the company’s continuing operations, we had cash and equivalents of $28,741, other current assets of $155,637, other current liabilities of $3,230,021, working capital deficit of $3,045,643, a current ratio of 0.06:1. As of December 31, 2024, from the company’s continuing operations, we had cash and equivalents of $1,371, other current assets of $279,321, other current liabilities of $2,802,700, working capital deficit of $2,522,008, a current ratio of 0.10:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2025, and 2024, respectively.

	2025	2024
Net cash provided by operating activities for continuing operations	$328,701	$337,576
Net cash used in operating activities for discontinued operations	-	(136,777)
Net cash provided by operating activities	328,701	200,799

Net cash provided by investing activities for continuing operations	-	-
Net cash provided by investing activities for discontinued operations	-	-
Net cash provided by investing activities	-	-

Net cash used in financing activities for continuing operations	(301,331)	(161,658)
Net cash used in financing activities for discontinued operations	-	(9,323)
Net cash used in provided by financing activities	$(301,331)	$(170,981)

Net cash provided by operating activities for continuing operations

Net cash provided by operating activities for continuing operations was $328,701 for the nine months ended September 30, 2025, compared to net cash provided by operating activities for continuing operations of $337,576 for the nine months ended September 30, 2024. The decrease of cash inflow of $8,875 from operating activities of continuing operations for the nine months ended September 30, 2025 was principally attributable to decreased cash inflow from receivable from sale of BEP by $300,000 as the payment was received in 2024, decreased cash inflow from accounts payable by $26,786, and decreased cash inflow from accrued liability and other payables by $533,599, partly offset by increased cash inflow on accounts receivable by $65,625, increased cash inflow on prepaid expenses and other receivables by $385,090, increased cash inflow on customer deposit by $496,524.

Net cash used in financing activities for continuing operations

Net cash used in financing activities for continuing operations was $301,331 for the nine months ended September 30, 2025, compared to net cash used in financing activities for continuing operations of $161,658 for the nine months ended September 30, 2024. The net cash used in financing activities for the nine months ended September 30, 2025 mainly consisted of $943,800 loan repayment to one major shareholder (also the senior officer) and payment of government loan of $981, partly offset by proceeds of $643,450 loan from the major shareholder (also the senior officer). The net cash used in financing activities for nine months ended September 30, 2024 mainly consisted of $461,800 loan repayment to one major shareholder (also the senior officer), decreased bank overdraft of $9,436, and repayment of government loan of $922, partly offset by proceeds of $310,500 loan from the major shareholder (also the senior officer),

Our current liabilities exceed current assets at September 30, 2025, and we incurred substantial losses. We may have difficulty meeting upcoming cash requirements. As of September 30, 2025, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of September 30, 2025, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of September 30, 2025, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
(unaudited)
September 30, 2026	$1,314
September 30, 2027	1,391
September 30, 2028	1,444
September 30, 2029	1,498
September 30, 2030	1,554
Thereafter	50,605
Total	$57,806

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

On September 30, 2025, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss will continue to work on implementing controls and procedures to remedy this matter.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2025, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on September 30, 2025, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on September 30, 2025 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer

Date:	November 10, 2025

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer

Dated:	November 10, 2025