Form 10-K
period 2025-12-31
Bio Essence Corp
filed 2026-03-27
CIK 1723059

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the common stock held by non-affiliates of the issuer (based on a valuation of $0.50 per share) was $26,844,590 as of December 31, 2025.

As of March 27, 2026, there were 38,009,000 shares of common stock issued and outstanding, with a par value $0.0001.

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

Employees

The Company currently has 4 full-time employees.

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

Item 3. Legal Proceedings.

On or about February 27, 2026, Stason Industrial Corporation (“SIC”) and Stason Pharmaceuticals, Inc. (“SPI,” collectively “Stason”) filed a Complaint in the Superior Court of Orange County, in California (the “Complaint”), alleging that the Company breached its contract and lease obligations relating to a large commercial space previously utilized by the Company. The Company and ten (10) unidentified individuals are defendants of the case. The Complaint alleges that the Company (1) breached rental payment obligations, and accrued late fees and other penalties pursuant to the operative agreements, and (2) breached a separate contract whereby the Company allegedly failed to perform certain laboratory and pharmaceutical processing services. The Complaint seeks $1,504,823.81 in damages as of January of 2026, relating to unpaid rent, lost revenue, and other damages. The Company denies the allegations and is in the process of retaining legal counsel. The Company intends on bringing counterclaims and affirmative defenses relating to first material breaches committed by Stason.

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

The Company has 100,000,000 shares of authorized common stock (CUSIP# 09090C105), of which, as of the end of our 2025 fiscal year, had 38,009,000 issued and outstanding. The Company’s stock trades on the OTC Markets, under the symbol BIOE.

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

The Company is mainly engaged in selling health supplements and providing OEM services. However, the Company currently outsources manufacture / OEM service after disposal of BEP in December 2023.

Related Party Transactions

Loans from Shareholders

As of December 31, 2024, the Company had loans from one major shareholder (also the Company’s senior officer) of $1,186,177, including $608,631 for settling a litigation, which the Company also repaid the outstanding balance in full during the year ended December 31, 2025. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand.

Loan to Shareholder

As of December 31, 2025, the Company had loans to one major shareholder (also the Company’s senior officer) of $385,173. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed receivable on demand. Subsequently, $380,000 was repaid on March 20, 2026.

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

Basis of Presentation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred a net income of $896,197 and a net loss $1,565,721 from the company’s continuing operations for the years ended December 31, 2025 and 2024, respectively. The Company also had an accumulated deficit of $9,553,073 from the company’s continuing operations as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, assumptions used in the accounting for leases, and the evaluation of contingencies. Actual results could differ from those estimates.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2025 and 2024, there was no bad debt allowance.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the years ended December 31, 2025 and 2024.

Results of operations

Comparison of continuing operations for the years ended December 31, 2025 and 2024

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2025	% of Sales	2024	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$37,415	11.55%	$(37,415)	(100.00)%
Revenue from OEM services	1,896,350	99.94%	282,752	87.29%	1,613,598	570.68%
Shipping and delivery income	1,216	0.06%	3,773	1.16%	(2,557)	(67.77)%
Total revenues	1,897,566	100.00%	323,940	100.00%	1,573,626	485.78%
Cost of goods sold	-	-%	20,513	6.33%	(20,513)	(100.00)%
Cost of OEM services	469,153	24.72%	86,350	26.66%	382,803	443.32%
Total cost of revenues	469,153	24.72%	106,863	32.99%	362,290	339.02%
Gross profit	1,428,413	75.28%	217,077	67.01%	1,211,336	558.02%
Selling expenses	30,593	1.61%	-	-%	30,593	100.00%
General and administrative expenses	497,809	26.23%	676,515	208.84%	(178,706)	(26.42)%
Operating expenses	528,402	27.85%	676,515	208.84%	(148,113)	(21.89)%
Income (loss) from operations	900,011	47.43%	(459,438)	(141.83)%	1,359,449	295,89%
Other income (expenses), net	(3,014)	(0.16)%	(1,105,483)	(341.26)%	(1,102,469)	(99.73)%
Income (loss) before income taxes	896,997	47.27%	(1,564,921)	(483.09)%	2,461,918	157.32%
Income tax expense	800	0.04%	800	0.25%	-	-%
Net income (loss) from continuing operations	896,197	47.23%	(1,565,721)	(483.34)%	2,461,918	157.24%
Loss from discontinued operations	-	-%	(120,827)	(37.30)%	120,827	100.00%
Gain from disposal of discontinued operations	-	-%	377,752	116.61%	(377,752)	(100.00)%
Net income	$896,197	47.23%	$(1,308,796)	(404.02)%	$2,204,993	168.47%

Revenues

Revenues from the company’s continuing operations for the years ended December 31, 2025 and 2024 were $1,897,566 and $323,940, respectively. We had nil product sales, $1,896,350 OEM service revenue, and $1,216 shipping and delivery income for the year ended December 31, 2025. We had $37,415 product sales, $282,752 OEM service revenue, and $3,773 shipping and delivery income for the year ended December 31, 2024. Revenue from the company’s discontinued operations for the year ended December 31, 2024 was $153,865. The significant increase in revenue during the year ended December 31, 2025, compared to the same period in 2024, was primarily attributable to a higher volume of OEM service orders, including large orders from three new major customers. The Company’s strategic emphasis on OEM service revenue rather than product sales contributed to the overall growth in revenue and an improvement in the revenues.

Costs of revenues

Costs of revenues from the company’s continuing operations for the years ended December 31, 2025 and 2024 were $469,153 and $106,863, respectively. We had nil cost of sales for products and $469,153 cost for OEM service revenue for the year ended December 31, 2025. We had $20,513 cost of sales for products and $86,350 cost for OEM service revenue for the year ended December 31, 2024. The increase in cost of revenues was mainly due to increase in revenues. Costs of revenues from the company’s discontinued operations for the year ended December 31, 2024 was $76,592.

Gross profit

For the factors mentioned above, the gross profits from the company’s continuing operations for the years ended December 31, 2025 and 2024 were $1,428,413 and $217,077, respectively. The increase in gross profit was mainly due to increase in revenues. The gross profits from the company’s discontinued operations for the year ended December 31, 2024 was $77,273.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses from the company’s continuing operations for the years ended December 31, 2025 and 2024 were $30,593 and nil, respectively. Selling expense from the company’s discontinued operations for the year ended December 31, 2024 was $13,716.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses from the company’s continuing operations were $497,809 for the year ended December 31, 2025, compared to $676,515 for the year ended December 31, 2024, a decrease of $178,706 or 26.42%, the decrease was mainly due to decreased office rent and office CAM fee by $400,034, decreased property tax expense by $4,699, which was partly offset by increased salary expense by $115,332, increased professional fee by $34,607, and increased consulting fee by $75,033. General and administrative expenses from the company’s discontinued operations was $178,936 for the year ended December 31, 2024.

Other income (expenses), net

Other expenses from the company’s continuing operations was $3,014 and $1,105,483 for the years ended December 31, 2025 and 2024, respectively. For the year ended December 31, 2025, other expenses mainly consisted of interest expense of $2,186 and other expenses of $828. For the year ended December 31, 2024, other expenses mainly consisted of interest expense of $2,153, impairment of ROU asset of $1,050,940 due to early termination of the lease, and other expenses of $53,091, which was partly offset by other income of $701. Other expenses from the company’s discontinued operations was $5,448 for the year ended December 31, 2024.

Net income (loss) from continuing operations

We had a net income of $896,197 from the company’s continuing operations for the year ended December 31, 2025, compared to a net loss $1,565,721 from the company’s continuing operations  for the year ended December 31, 2024, a increase of $2,461,918 or 157.24%. The increase in revenue was mainly due to increased gross profit and decreased other expenses as describe above.

Net income from discontinued operations

We had a net income of $256,925 from the company’s discontinued operations for the year ended December 31, 2024.

Liquidity and Capital Resources

As of December 31, 2025, from the company’s continuing operations, we had none cash and equivalents, other current assets of $422,377, other current liabilities of $2,439,211, working capital deficit of $2,016,834, a current ratio of 0.0.17:1. As of December 31, 2024, from the company’s continuing operations, we had cash and equivalents of $1,371, other current assets of $279,321, other current liabilities of $2,802,700, working capital deficit of $2,522,008, a current ratio of 0.10:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the years ended December 31, 2025, and 2024, respectively.

	2025	2024
Net cash provided by operating activities for continuing operations	$1,569,753	$639,817
Net cash used in operating activities for discontinued operations	-	(15,952)
Net cash provided by operating activities	1,569,753	623,865

Net cash provided by investing activities for continuing operations	-	(114)
Net cash provided by investing activities for discontinued operations	-	-
Net cash provided by investing activities	-	(114)

Net cash used in financing activities for continuing operations	(1,571,124)	(613,171)
Net cash used in financing activities for discontinued operations	-	(9,323)
Net cash used in provided by financing activities	$(1,571,124)	$(622,494)

Net cash provided by operating activities for continuing operations

Net cash provided by operating activities for continuing operations was $1,569,753 for the year ended December 31, 2025, compared to net cash provided by operating activities for continuing operations of $639,817 for the year ended December 31, 2024. The increase of cash inflow of $929,936 from operating activities of continuing operations for the year ended December 31, 2025 was principally attributable increased net income from continuing operations by $2,204,993, increased cash inflow from prepaid expenses and other receivables by $390,838, increased cash inflow from customer deposits by $474,370, increased cash inflow from prepayment and deposits by $91,261, increased cash inflow from account payable by $24,855, and increased cash inflow on payment of lease liability by $47,100, partly offset by decreased cash inflow from receivable from sale of BEP by $700,00 as the payment was received in 2025, and decreased cash inflow from accrued liability and other payables by $502,474.

Net cash used in investing activities for continuing operations

Net cash used in investing activities for continuing operations was nil for the year ended December 31, 2025, compared to net cash used in investing activities for continuing operations of $114 in 2024. The net cash used in investing activities for the year ended December 31, 2024 mainly consisted of $114 cash loss due to disposal of subsidiaries.

Net cash used in financing activities for continuing operations

Net cash used in financing activities for continuing operations was $1,571,124 for the year ended December 31, 2025, compared to net cash used in financing activities for continuing operations of $613,171 for the year ended December 31, 2024. The net cash used in financing activities for the year ended December 31, 2025 mainly consisted of $1,853,800 loan repayment to major shareholders, loan to the shareholder of $ 485,173, and payment of government loan of $1,305, partly offset by proceeds of $667,623 from loan from the major shareholder (also the senior officer), repayment from the shareholder of $100,000, and increased bank overdraft by $1,531. The net cash used in financing activities for year ended December 31, 2024 mainly consisted of $602,500 loan repayment to one major shareholder (also the senior officer), decreased bank overdraft of $9,436, and repayment of government loan of $1,235.

Our current liabilities exceed current assets at December 31, 2025, however, we incurred a net income of $896,197 during the year ended December 31, 2025. We may have difficulty meeting upcoming cash requirements. As of December 31, 2025, our principal source of funds was loans from an officer (also is the Company’s major shareholder). As of December 31, 2025, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of December 31, 2025, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount

December 31, 2026	$1,326
December 31, 2027	1,404
December 31, 2028	1,457
December 31, 2029	1,512
December 31, 2030	1,569
Thereafter	50,214
Total	$57,482

Commitments and Contingencies

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Contingencies

On March 9, 2026, the Company was served with a summons and complaint filed by Stason Industrial Corporation (the “Plaintiff”). The complaint alleges breach of contract in connection with the Company’s early vacation of the Irvine facility and seeks damages of approximately $1.5 million.

As of December 31, 2025, the Company had accrued approximately $1.5 million related to this matter under lease liabilities. Management has evaluated the claim and determined that a loss is probable. While the Company intends to participate in the legal process, management believes the liability recorded as of December 31, 2025 representing the most likely outcome of this matter. Management does not believe it is reasonably possible that a loss materially in excess of the amount accrued will be incurred.

The complaint also asserts an additional cause of action alleging breach of a Statement of Work (“SOW”). The Plaintiff alleges that the Company failed to perform certain laboratory and pharmaceutical processing services and seeks recovery of alleged unreturned service payments as well as alleged lost revenues associated with a third-party agreement.

The Company is currently evaluating these allegations. The ultimate outcome of this claim is inherently uncertain, and management is presently unable to predict whether the Company will prevail. The Company intends to defend its position and may also engage in settlement discussions; however, the litigation remains in its early stages. As of December 31, 2025, management concluded that a loss related to the SOW claim was neither probable nor reasonably estimable; accordingly, no accrual has been recorded for this matter.

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

On December 31, 2025, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss are working to develop and implement controls and procedures.

Report of Management on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and BOD regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of December 31, 2025, our ICFR were not effective at the reasonable assurance level based on those criteria. Management is working to implement ICFR standards within the Company.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the fiscal year, December 31, 2025, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Name	Age	Position	Familial Relationships
Yin Yan	51	Chief Executive Officer and Chair of the Board of Directors	None
William Sluss	71	Chief Financial Officer and Director	None
Dr. Siyavash Fooladian	54	Director	None

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

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Nonequity Incentive Plan Compensation	Change in pension value and nonqualified deferred compensation earnings	All Other Compensation	Total
Yin Yan (PEO)	2025	$-	$-	$-	$-	$-	$-	$-	$-
William Sluss (PFO)	2025	$-	$-	$-	$-	$-	$-	$-	$-

Outstanding Equity Awards at Fiscal Year-End

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
-	-	-	-	-	-	-	-	-	-

The Company does not have any outstanding equity awards for its employees.

Director Compensation

The following table provides information regarding the compensation of our named directors for the fiscal year ending on December 31, 2025.

Name and Principal Position	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
Yin Yan (Chief Executive Officer and Director)	$—	$—	$—	$—	$—	$—	$—	$—
William Sluss (Chief Financial Officer and Director)	$—	$—	$—	$—	$—	$—	$—	$—
Dr. Siyavash Fooladian	$—	$—	$—	$—	$—	$—	$—	$—
Tuan Tran	$—	$—	$—	$—	$—	$—	$—	$—

The Company’s directors serve in unpaid positions and do not receive an annual salary, bonus, or other compensation for their role as board members.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the ownership of our common stock by each person known by us to be the beneficial owner of more than 5% of our outstanding common stock as a group as of December 31, 2025. There are no pending arrangements that may cause a change in control. The information presented below has been presented in accordance with the rules of the SEC and is not necessarily indicative of ownership for any other purpose.

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

Item 14. Principal Accounting Fees and Services.

Simon & Edward, LLP (“SE LLP”) is the Company’s independent registered public accounting firm. Below are aggregate fees billed by SE LLP for professional services rendered for the year ended December 31, 2025.

Audit Fees

The fees for the audit services billed and to be billed by SE LLP for the year ended December 31, 2025 amounted to $29,500. SE LLP has charged the Company $12,000 for the fiscal year 2025 audit.

Audit-Related Fees

None.

Tax Fees

There were no fees billed by SE LLP for professional services for tax compliance, tax advice, and tax planning for 2025.

All Other Fees

There were no fees billed by SE LLP for other products and services for 2025.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

PART IV

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

Dated: March 27, 2026

	By:	/s/ Yin Yan
Yin Yan, Chief Executive Officer
(Principal Executive Officer)

Dated: March 27, 2026

	By:	/s/ William Sluss
William Sluss, Chief Financial Officer
(Principal Financial Officer)

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

NAME	POSITION	DATE

/s/ Yin Yan	Chief Executive Officer	March 27, 2026
Yin Yan	(Principal Executive Officer), Chief Accounting Officer (Controller or Principal Accounting Officer), and Director

/s/ William Sluss	Chief Financial Officer	March 27, 2026
William Sluss	(Principal Executive Officer) and Director

/s/ Siyavash Fooladian	Director	March 27, 2026
Dr. Siyavash Fooladian

17506 Colima Road, Ste 101, City of Industry, CA 91748 Tel: +1 (626) 581-0818 Fax: +1 (626) 581-0809

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Bio Essence Corporation

Opinion on the financial statements

We have audited the accompanying balance sheet of Bio Essence Corporation (the “Company”) as of December 31, 2025 and 2024, the related statements of income, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

PCAOB ID: 2485

We have served as the Company's auditor since 2024.

Rowland Heights, CA

March 27, 2026

BIO ESSENCE CORPORATION

BALANCE SHEETS

	As of December 31, 2025	As of December 31, 2024

ASSETS

Current Assets
Cash	$-	$1,371
Accounts receivable	23,454	5,124
Advances to vendors	10,000	69,959
Prepaid expenses and other receivables	3,750	202,238
Security deposits	-	2,000
Loan to shareholder	385,173	-
Total Current Assets	422,377	280,692

Non-current Assets
Intangible assets, net	97	332
Total Non-current Assets	97	332

Total Assets	$422,474	$281,024

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$1,531	$-
Accounts payable	47,879	17,738
Customer deposit	848,601	187,115
Accrued liabilities and other payables	35,854	338,136
Operating lease liabilities - current	1,504,020	1,069,871
Government loans payable - current	1,326	3,663
Loan from shareholders	-	1,186,177
Total Current Liabilities	2,439,211	2,802,700

Non-current Liabilities
Operating lease liabilities - non-current	-	392,290
Government loans payable	56,156	55,124
Total Non-current Liabilities	56,156	447,414

Total Liabilities	2,495,367	3,250,114

Commitment and contingencies

Stockholders’ Deficit
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 38,009,000	3,801	3,801
Paid in capital	7,476,379	7,476,379
Accumulated deficit	(9,553,073)	(10,449,270)
Total Stockholders’ Deficit	(2,072,893)	(2,969,090)

Total Liabilities and Stockholders’ Deficit	$422,474	$281,024

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF OPERATIONS

	Years ended December 31,
	2025	2024

Revenues
Sales of goods	$-	$37,415
Revenue from OEM services	1,896,350	282,752
Shipping and delivery Income	1,216	3,773
Total revenues	1,897,566	323,940

Cost of revenues
Sales of goods	-	20,513
Cost of OEM services	469,153	86,350
Total cost of revenues	469,153	106,863

Gross profit	1,428,413	217,077

Operating expenses
Selling	30,593	-
General and administrative	497,809	676,515

Total operating expenses	528,402	676,515

Income (loss) from operations	900,011	(459,438)

Other income (expenses)
Impairment loss of ROU asset	-	(1,050,940)
Interest expense	(2,186)	(2,153)
Other income	-	701
Other expenses	(828)	(53,091)

Other expenses, net	(3,014)	(1,105,483)

Income (loss) before income tax	896,997	(1,564,921)

Income tax expense	800	800

Net income (loss) from continuing operations	896,197	(1,565,721)

Loss from discontinued operations	-	(120,827)
Gain from disposal of discontinued operations	-	377,752
Net income (loss)	$896,197	$(1,308,796)

Basic and diluted weighted average shares outstanding	38,009,000	38,009,000

Basic and diluted net loss per share	$0.02	$(0.03)

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2024	38,009,000	$3,801	$7,476,379	$(9,140,474)	$(1,660,294)

Net loss for the period	-	-	-	(1,308,796)	(1,308,796)

Balance at December 31, 2024	38,009,000	3,801	7,476,379	(10,449,270)	(2,969,090)

Net income for the period	-	-	-	896,197	896,197

Balance at December 31, 2025	38,009,000	$3,801	$7,476,379	$(9,553,073)	$(2,072,893)

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2025	2024

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss) from continuing operations	896,197	$(1,308,796)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization expense	235	911
Loss on disposal of fixed assets	-	3,012
Gain from disposal of discontinued operations	-	(377,752)
Operating lease expense	41,858	452,612
Impairment loss of ROU asset	-	1,050,940
Changes in assets/liabilities:
Accounts receivable	(18,329)	(5,124)
Receivable from sale of BEP	-	700,000
Prepaid expenses and other receivables	193,544	(197,294)
Prepayment and deposits	66,903	(24,358)
Accounts payable	30,141	5,286
Customer deposit	661,485	187,115
Tax payable	(244)	-
Accrued interest	-	(72)
Accrued liability and other payables	(302,037)	200,437
Payment of lease liability	-	(47,100)
Net cash provided by operating activities from continuing operations	1,569,753	639,817
Net cash used in operating activities from discontinued operations	-	(15,952)

Net cash provided by operating activities	1,569,753	623,865

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of fixed assets	-	-
Cash loss due to disposal of subsidiary	-	(114)
Net cash used in investing activities from continue operations	-	(114)
Net cash used in investing activities from discontinued operations	-	-

Net cash used in investing activities	-	(114)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	1,531	(9,436)
Loan from shareholder	667,623	-
Repayment to shareholder	(1,853,800)	(602,500)
Loan to shareholder	(485,173)	-
Repayment from shareholder	100,000	-
Repayment of SBA loan	(1,305)	(1,235)
Net cash used in financing activities from continuing operations	(1,571,124)	(613,171)
Net cash used in financing activities from discontinued operations	-	(9,323)

Net cash used in financing activities	(1,571,124)	(622,494)

NET INCREASE IN CASH	(1,371)	1,257

CASH AT THE BEGINNING OF PERIOD	1,371	114

CASH AT THE END OF PERIOD	$-	$1,371

Supplemental Cash flow data:
Cash paid for interest	$2,186	$6,307
Cash paid for income taxes	$800	$800

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

DECEMBER 31, 2025 AND 2024

1. ORGANIZATION AND DESCRIPTION OF BUSINESS

Bio Essence Corporation (“the Company” or “Bio Essence”) was incorporated in 2000 in the state of California. Bio Essence is mainly engaged in manufacturing and distributing health supplement products.

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements for the years ended December 31, 2025 and 2024 and as of December 31, 2025 and 2024, include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred net income of $896,197 and net loss of $1,565,721 from continuing operations for the years ended December 31, 2025 and 2024, respectively. The Company also had an accumulated deficit of $9,553,073 as of December 31, 2025. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, assumptions used in the accounting for leases, and the evaluation of contingencies. Actual results could differ from those estimates.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of December 31, 2025 and 2024, there was no bad debt allowance.

Impairment of Long-Lived Assets

Long-lived assets, which include intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of December 31, 2025 and 2024, there were no significant impairments of its long-lived assets except $1,050,940 impairment of ROU assets during 2024.

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

At December 31, 2025 and 2024, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should be made within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amounts for return of products were immaterial for the years ended December 31, 2025 and 2024.

Cost of Revenue

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the years ended December 31, 2025 and 2024, shipping and handling costs from continuing operations were $1,193 and $1,286, respectively.  During year ended December 31, 2024, shipping and handling cost from discontinued operations were $8,009.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the year ended December 31, 2025 there were no advertising expenses from continuing operations incurred. During the year ended December 31, 2024, advertising expenses from discontinued operations were $1,228.

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

As of December 31, 2025 and 2024, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to suppliers, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the years ended December 31, 2025 and 2024.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of December 31, 2025, the Company has potential legal contingencies described in Note 13.

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

For the year ended December 31, 2025, the Company had four major customers accounted for 21.6%, 12.7%, 10.1% and 10.0%, respectively, of the Company’s total sales. For the year ended December 31, 2024, the Company had four customers accounted for 19.70%, 13.71%, 11.88% and 10.00% of the Company’s total sales.

For the year ended December 31, 2025, the Company had three major vendors accounted for 49.21%, 34.01% and 14.18% of the Company’s total manufacturing service, respectively. For year ended December 31, 2024, the Company had one major vendor accounted for 100% of the Company’s total purchases for the goods sold and one major vendor accounted for 100% of the Company’s total manufacturing service.

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

New Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s consolidated financial statements or related disclosures.

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

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

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

For the Year Ended December 31, 2024

Revenue, Net	$153,865
Cost of Revenues	76,592
Gross Profit	77,273
Operating Expenses	192,652

Loss from Operations	(115,379)
Other Income (Expenses)
Interest expense	(4,154)
Other expenses	(1,294)

Total Other Expenses	(5,448)
Loss Before Income Taxes	(120,827)
Income Tax Expense	-
Net Loss from Discontinued Operations	$(120,827)

4. PREPAID EXPENSE AND OTHER RECEIVABLES

As of December 31, 2025 and 2024, prepaid expense and other receivables were $3,750 and $202,238, respectively. As of December 31, 2025, prepaid expense and other receivables mainly consisted of prepaid professional fee. As of December 31, 2024, other receivables mainly consisted of outstanding receivables from BEH. On May 9, 2025, the Company collected the payment in full for other receivables from BEH.

5. INTANGIBLE ASSETS, NET

Intangible assets from the company’s continuing operations consisted of the following as of December 31, 2025 and 2024:

	December 31, 2025	December 31, 2024

Computer Software	$36,928	$36,928
Trademark	2,350	2,350
Total	39,278	39,278
Less: accumulated amortization	(39,181)	(38,946)
Net	$97	$332

Amortization of intangible assets from the company’s continuing operations were $235 and $235 for the years ended December 31, 2025and 2024, respectively. The remaining intangible assets will be fully amortized during 2026.

6. ACCRUED LIABILITIES AND OTHER PAYABLES

As of December 31, 2025, accrued liabilities and other payables from the company’s continuing operations consisted of payroll tax payable of $1,591 and accrued expense $34,263.

As of December 31, 2024, accrued liabilities and other payables from the company’s continuing operations consisted of 1) the payables to BEP of $256,741 and payables to BEH of $78,255, and 2) payroll and payroll tax payable of $3,140.

7. GOVERNMENT LOANS PAYABLE

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

As of December 31, 2025, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
December 31, 2026	$1,326
December 31, 2027	1,404
December 31, 2028	1,457
December 31, 2029	1,512
December 31, 2030	1,569
Thereafter	50,214
Total	$57,482

8. RELATED PARTY TRANSACTIONS

Loans to (from) Shareholder

As of December 31, 2025, the Company had loans to one major shareholder (also the Company’s senior officer) of $385,173. There are no written loan agreements for these loans, which are unsecured, non-interest bearing without fixed terms of repayment, and therefore, deemed receivable on demand. Subsequently, $380,000 was repaid on March 20, 2026.

As of December 31, 2024, the Company held loans from the same shareholder (also the Company’s senior officer) for $1,186,177, including $608,631 resulting for settling a litigation. There are no written loan agreements for these loans. These loans are unsecured, non-interest bearing and have no fixed terms of repayment, and therefore, deemed payable on demand. Cash flows from loans from shareholder are classified as cash flows from financing activities. As of November 30, 2025, all outstanding loans from shareholders had been repaid in full.

9. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At December 31, 2025 and 2024, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only offset 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $3.71 million and $2.35 million at December 31, 2025 and 2024, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.04 million as of December 31, 2025, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024

Net deferred tax assets (liability):
Depreciation and amortization expense	$111	$794
Expected income tax benefit from NOL carry-forwards	1,037,704	658,441
Less: valuation allowance	(1,037,815)	(659,235)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for years ended December 31, 2025 and 2024 is as follows:

	2025	2024

Federal statutory income tax expense (benefit) rate	(21.00)%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	(6.98)%
Permanent difference	-%	21.08%
Change in valuation allowance	27.89%	6.95%
Effective income tax rate	0.09%	0.05%

The provision for income tax expense for the continuing operations for the years ended December 31, 2025 and 2024 consisted of the following:

	2025	2024

Income tax expense – current	$800	$800
Income tax benefit – current	-	-
Total income tax expense	$800	$800

10. LEASES

Operating Leases

On May 18, 2023, the Company entered a 36-month lease with Stason Industrial Corporation for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, 2024 the Management moved out from the facilities and decided to seek early termination of this lease. The $50,000 security deposit was not returned to the Company and the negotiation of early termination is still ongoing as of the reporting date. During 2024, the Company recorded the full impairment of ROU asset of $1.05 million and kept $1.50 million lease liabilities associated with this lease in the Company’s consolidated financial statements due to uncertainty of the negotiation result with the landlord. The Company recently received a formal summons regarding a breach of contract lawsuit filed by the landlord. See Note 14 – Commitments and Contingencies for further information regarding this litigation.

On March 3, 2025, the Company entered a 12-month lease with THE PROPITIOUS IRVINE LLC for office space located in Irvine, California, commencing on June 1, 2025. The lease requires monthly rental payments of $3,000.

The components of lease costs for continuing operations, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Year Ended December 31, 2025	Year Ended December 31, 2024

Operating lease cost	$41,858	$452,612
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

11. COMMITMENT AND CONTINGENCIES

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Contingencies

On March 9, 2026, the Company was served with a summons and complaint filed by Stason Industrial Corporation (the “Plaintiff”). The complaint alleges breach of contract in connection with the Company’s early vacation of the Irvine facility and seeks damages of approximately $1.5 million.

As of December 31, 2025, the Company had accrued approximately $1.5 million related to this matter under lease liabilities. Management has evaluated the claim and determined that a loss is probable. While the Company intends to participate   in the legal process, management believes the $1.5 million operating lease liabilities recorded as of December 31, 2025 and 2024 represents the most likely outcome of this matter. Management does not believe it is reasonably possible that a loss materially in excess of the amount accrued will be incurred.

The complaint also asserts an additional cause of action alleging breach of a Statement of Work (“SOW”). The Plaintiff alleges that the Company failed to perform certain laboratory and pharmaceutical processing services and seeks recovery of alleged unreturned service payments as well as alleged lost revenues associated with a third-party agreement.

The Company is currently evaluating these allegations. The ultimate outcome of this claim is inherently uncertain, and management is presently unable to predict whether the Company will prevail. The Company intends to defend its position and may also engage in settlement discussions; however, the litigation remains in its early stages. As of December 31, 2025 and the reporting date, management concluded that a loss related to the SOW claim was neither probable nor reasonably estimable; accordingly, no accrual has been recorded for this matter.

12. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company did not have any material subsequent event.