Form 10-Q
period 2026-03-31
Bio Essence Corp
filed 2026-05-15
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026

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

As of the latest practicable date, the Company has 46,809,000 shares of its common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

BIO ESSENCE CORPORATION

BALANCE SHEETS

	As of March 31, 2026 (Unaudited)	As of December 31, 2025

ASSETS

Current Assets
Cash	$36,177	$-
Accounts receivable	5,319	23,454
Advance to vendors	247,500	10,000
Prepaid expenses and other receivables	124,825	3,750
Loan to shareholder	375,173	385,173
Total Current Assets	788,994	422,377

Non-current Assets
Intangible assets, net	38	97
Total Non-current Assets	38	97

Total Assets	$789,032	$422,474

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities
Bank overdraft	$-	$1,531
Accounts payable	3,124	47,879
Customer deposit	611,101	848,601
Accrued liabilities and other payables	27,329	35,854
Taxes payable	9,039	-
Operating lease liabilities - current	1,508,799	1,504,020
Government loans payable - current	1,479	1,326
Total Current Liabilities	2,160,871	2,439,211

Non-current Liabilities
Government loans payable	55,681	56,156
Total Non-current Liabilities	55,681	56,156

Total Liabilities	2,216,552	2,495,367

Commitment and contingencies

Stockholders’ Deficit
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 46,809,000 and 38,009,000 as of March 31, 2026 and December 31, 2025	4,681	3,801
Paid in capital	7,915,499	7,476,379
Accumulated deficit	(9,347,700)	(9,553,073)
Total Stockholders’ Deficit	(1,427,520)	(2,072,893)

Total Liabilities and Stockholders’ Deficit	$789,032	$422,474

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months ended March 31,
	2026	2025

Revenues
Revenue from OEM services	$500,537	$20,973
Shipping and delivery Income	-	1,216
Total revenues	500,537	22,189

Cost of revenues
Cost of OEM services	181,184	1,601
Total cost of revenues	181,184	1,601

Gross profit	319,353	20,588

Operating expenses
Selling	680	543
General and administrative	102,878	225,137

Total operating expenses	103,558	225,680

Income (loss) from operations	215,795	(205,092)

Other income (expenses)
Interest expense	(542)	(543)
Other expenses	(41)	(117)

Other expenses, net	(583)	(660)

Income (loss) before income tax	215,212	(205,752)

Income tax expense	9,839	-

Net income (loss)	$205,373	$(205,752)

Basic weighted average shares outstanding	44,951,222	38,009,000

Basic and diluted net loss per share	$0.00	$(0.01)

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIO ESSENCE CORPORATION

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE THREE MONTHS ENDED MARCH 31, 2026 AND 2025

(UNAUDITED)

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2026	38,009,000	$3,801	$7,476,379	$(9,553,073)	$(2,072,893)

Issue of common stocks	8,800,000	880	439,120	-	440,000

Net loss for the period	-	-	-	205,373	205,373

Balance at March 31, 2026	46,809,000	4,681	7,915,499	(9,347,700)	(1,427,520)

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2025	38,009,000	$3,801	$7,476,379	$(10,449,270)	$(2,969,090)

Net loss for the period	-	-	-	(205,752)	(205,752)

Balance at March 31, 2025	38,009,000	$3,801	$7,476,379	$(10,655,022)	$(3,174,842)

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	205,373	$(205,752)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization expense	59	59
Operating lease expense	4,779	13,750
Changes in assets/liabilities:
Accounts receivable	18,135	(3,067)
Prepaid expenses and other receivables	(121,075)	-
Prepayment and deposits	(237,500)	(83,056)
Accounts payable	(44,756)	6,369
Customer deposit	(237,500)	239,363
Tax payable	9,628	7,589
Accrued interest	-	(18)
Accrued liability and other payables	(9,113)	(1,306)
Net cash used in operating activities	(411,970)	(26,069)

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	(1,531)	2,414
Loan from shareholder	-	343,600
Repayment to shareholder	-	(321,000)
Loan to shareholder	(419,000)	-
Repayment from shareholder	429,000	-
Repayment of SBA loan	(322)	(316)
Issue of common stocks	440,000	-
Net cash provided by financing activities	448,147	24,698

NET INCREASE (DECREASE) IN CASH	36,177	(1,371)

CASH AT THE BEGINNING OF PERIOD	-	1,371

CASH AT THE END OF PERIOD	$36,177	$-
	-
Supplemental Cash flow data:
Cash paid for interest	$542	$543
Cash paid for income taxes	$800	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

MARCH 31, 2026 (UNAUDITED) AND DECEMBER 31, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation and Consolidation

The accompanying consolidated financial statements (“CFS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”). The consolidated financial statements for the three months ended March 31, 2026 and 2025 and as of March 31, 2026 and December 31, 2025, include the financial statements of the Company and its subsidiaries, BEH (up to disposal date), and McBE (up to dissolution date). All significant inter-company transactions and balances were eliminated in consolidation.

Going Concern

The Company incurred net income of $205,373 and net loss of $205,752  for the three months ended March 31, 2026 and 2025, respectively. The Company also had an accumulated deficit of $9,347,700 as of March 31, 2026. While the Company reported net income for the three months ended March 31, 2026, management believes that the Company’s accumulated deficit and dependence on additional financing continue to raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2026 and December 31, 2025, there was no bad debt allowance.

Impairment of Long-Lived Assets

Long-lived assets, which include intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of March 31, 2026 and December 31, 2025, there were no significant impairments of its long-lived assets except $1,050,940 impairment of ROU assets during 2024.

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

At March 31, 2026 and December 31, 2025, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should be made within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amounts for return of products were immaterial for the three months ended March 31, 2026 and 2025.

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

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the three months ended March 31, 2026 and 2025, shipping and handling costs were $680 and $543, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the three months ended March 31, 2026 and 2025, there were no advertising expenses incurred.

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

As of March 31, 2026 and December 31, 2025, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, prepaid expenses, advances to vendors, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the three months ended March 31, 2026 and 2025.

Commitments and Contingencies

Certain conditions may exist as of the date the consolidated financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s consolidated financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of March 31, 2026, the Company has potential legal contingencies described in Note 10.

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

For the three months ended March 31, 2026, the Company had only one major customer accounted for 49.9% of the Company’s total sales. For the three months ended March 31, 2025, the Company had five major customers accounted for 28.71%, 22.53%, 20.62%, 14.64% and 10.91%, respectively, of the Company’s total sales.

For the three months ended March 31, 2026, the Company had two major vendors accounted for 55.19% and 41.36% of the Company’s total manufacturing service, respectively. For the three months ended March 31, 2025, the Company had one major vendor accounted for 100% of the Company’s total manufacturing service.

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

3. ADVANCE TO VENDORS

Advance to vendors represents prepayments made to vendors for inventory purchases and related OEM services. As of March 31, 2026 and December 31, 2025, advance to vendors were $247,500 and $10,000, respectively.

4. PREPAID EXPENSE AND OTHER RECEIVABLES

As of March 31, 2026 and December 31, 2025, prepaid expense and other receivables were $124,825 and $3,750, respectively. As of March 31, 2026 and December 31, 2025, prepaid expense and other receivables mainly consisted of prepaid professional fee.

5. ACCRUED LIABILITIES AND OTHER PAYABLES

As of March 31, 2026, accrued liabilities and other payables consisted of payroll tax payable of $2,180 and accrued expense of $25,149.

As of December 31, 2025, accrued liabilities and other payables consisted of payroll tax payable of $1,591 and accrued expense of $34,263.

6. GOVERNMENT LOANS PAYABLE

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

As of March 31, 2026, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending	Amount
March 31, 2027	$1,479
March 31, 2028	1,476
March 31, 2029	1,532
March 31, 2030	1,591
March 31, 2031	1,651
Thereafter	49,431
Total	$57,160

7. RELATED PARTY TRANSACTIONS

Loans to Shareholder

As of March 31, 2026, the Company had loans to one major shareholder (also the Company’s senior officer) of $375,173. There are no written loan agreements for these loans, which are unsecured, non-interest bearing without fixed terms of repayment, and therefore, deemed receivable on demand. Subsequently, the entire outstanding balance of $375,173 was fully repaid as of date of this report.

As of December 31, 2025, the Company had loans to one major shareholder (also the Company’s senior officer) of $385,173. There are no written loan agreements for these loans, which are unsecured, non-interest bearing without fixed terms of repayment, and therefore, deemed receivable on demand. Subsequently, $380,000 was repaid on March 20, 2026.

8. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At March 31, 2026 and December 31, 2025, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only offset 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $3.57 million and $3.71 million at March 31, 2026 and December 31, 2025, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying consolidated financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $1.00 million as of March 31, 2026, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets from the company’s continuing operations as of March 31, 2026 and December 31, 2025are as follows:

	March 31, 2026	December 31, 2025
Net deferred tax assets (liability):
Depreciation and amortization expense	$2	$111
Expected income tax benefit from NOL carry-forwards	998,520	1,037,704
Less: valuation allowance	(998,522)	(1,037,815)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the consolidated federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes from the company’s continuing operations for three months ended March 31, 2026 and 2025 is as follows:

	2026	2025
Federal statutory income tax expense (benefit) rate	21.00%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	6.98%	(6.98)%
Permanent difference	-%	-%
Change in valuation allowance	(23.41)%	27.98%
Effective income tax rate	4.57%	-%

The provision for income tax expense for the continuing operations for the three months ended March 31, 2026 and 2025 consisted of the following:

	2026	2025
Income tax expense – current	$9,839	$-
Income tax benefit – current	-	-
Total income tax expense	$9,839	$-

9. LEASES

Operating Leases

On May 18, 2023, the Company entered a 36-month lease with Stason Industrial Corporation for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, 2024 the Management moved out from the facilities and decided to seek early termination of this lease. The $50,000 security deposit was not returned to the Company and the negotiation of early termination is still ongoing as of the reporting date. During 2024, the Company recorded the full impairment of ROU asset of $1.05 million and kept $1.50 million lease liabilities associated with this lease in the Company’s consolidated financial statements due to uncertainty of the negotiation result with the landlord. The Company recently received a formal summons regarding a breach of contract lawsuit filed by the landlord. See Note 11– Commitments and Contingencies for further information regarding this litigation.

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

The components of lease costs for continuing operations, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease cost	$4,779	$13,750
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

10. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of March 31, 2026 and December 31, 2025, there were 46,809,000 and 38,009,000 shares of common stock issued and outstanding, respectively.

During the three months ended March 31, 2026, the Company issued an aggregate of 8,800,000 shares of common stock at a purchase price of $0.05 per share in a private placement transaction, for total gross proceeds of $440,000. The proceeds from these issuances were used for general corporate purposes.

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

As of December 31, 2025, the Company had accrued approximately $1.5 million related to this matter under lease liabilities. Management has evaluated the claim and determined that a loss is probable. While the Company intends to participate   in the legal process, management believes the $1.5 million operating lease liabilities recorded as of March 31, 2026 and December 31, 2025 represents the most likely outcome of this matter. Management does not believe it is reasonably possible that a loss materially in excess of the amount accrued will be incurred.

The complaint also asserts an additional cause of action alleging breach of a Statement of Work (“SOW”). The Plaintiff alleges that the Company failed to perform certain laboratory and pharmaceutical processing services and seeks recovery of alleged unreturned service payments as well as alleged lost revenues associated with a third-party agreement.

The Company is currently evaluating these allegations. The ultimate outcome of this claim is inherently uncertain, and management is presently unable to predict whether the Company will prevail. The Company intends to defend its position and may also engage in settlement discussions; however, the litigation remains in its early stages. As of March 31, 2026 and the reporting date, management concluded that a loss related to the SOW claim was neither probable nor reasonably estimable; accordingly, no accrual has been recorded for this matter. The Company has engaged legal counsel As of March 31, 2026 and the reporting date and filed its response to the complaint, and the litigation is in the discovery stage,

12. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following subsequent event need to be disclosed.

On May 7, 2026, the Board of Directors approved the issuance of 7,000,000 shares of common stock to Zhituo Software Co., Limited, or its designated assignees, in connection with the acquisition of MediFlow AI software and related assets pursuant to an Asset Purchase Agreement. The shares were valued at $0.50 per share, for an aggregate purchase price of $3,500,000.

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

Related Party Transactions

Loan to Shareholder

As of March 31, 2026, the Company had loans to one major shareholder (also the Company’s senior officer) of $375,173. There are no written loan agreements for these loans, which are unsecured, non-interest bearing without fixed terms of repayment, and therefore, deemed receivable on demand. Subsequently, the entire outstanding balance of $375,173 was fully repaid as of date of this report.

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

Going Concern

The Company incurred a net income of $205,373 and a net loss $205,752 for the three months ended March 31, 2026 and2025, respectively. The Company also had an accumulated deficit of $9,347,700as of March 31, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of March 31, 2026 and December 31, 2025, there was no bad debt allowance.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the three months ended March 31, 2026 and 2025.

Results of operations

Comparison for the three months ended March 31, 2026 and 2025

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2026	% of Sales	2025	% of Sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Sales of goods	$-	-%	$-	-%	$-	-%
Revenue from OEM services	500,537	100.00%	20,973	94.52%	479,564	2,286.58%
Shipping and delivery income	-	-%	1,216	5.48%	(1,216)	(100.00)%
Total revenues	500,537	100.00%	22,189	100.00%	478,348	2,155.79%
Cost of goods sold	-	-%	-	-%	-	-%
Cost of OEM services	181,184	36.20%	1,601	7.22%	179,583	11,216.93%
Total cost of revenues	181,184	36.20%	1,601	7.22%	179,583	11,216.93%
Gross profit	319,353	63.80%	20,588	92.78%	298,765	1,451.16%
Selling expenses	680	0.14%	543	2.45%	137	25.23%
General and administrative expenses	102,878	20.55%	225,137	1,014.63%	(122,259)	(54.30)%
Operating expenses	103,558	20.69%	225,680	1,017.08%	(122,122)	(54.11)%
Income (loss) from operations	215,795	43.11%	(205,092)	(924.30)%	420,887	(205.22)%
Other income (expenses), net	(583)	(0.12)%	(660)	(2.97)%	77	(11.67)%
Income (loss) before income taxes	215,212	43.00%	(205,752)	(927.27)%	420,964	(204.60)%
Income tax expense	9,839	1.97%	-	-%	9,839	100.00%
Net income (loss)	205,373	41.03%	(205,752)	(927.27)%	411,125	(199.82)%

Revenues

Revenues for the three months ended March 31, 2026 and 2025 were $500,537 and $22,189, respectively. We had $500,537 OEM service revenue, and nil shipping and delivery income for the three months ended March 31, 2026. We had $20,973 OEM service revenue, and $1,216 shipping and delivery income for the three months ended March 31, 2025. The significant increase in revenue during the three months ended March 31, 2026, compared to the same period in 2025, was primarily attributable to a higher volume of OEM service orders, including large orders from one new major customer. The Company’s strategic emphasis on OEM service revenue rather than product sales contributed to the overall growth in revenue and an improvement in the revenues.

Costs of revenues

Costs of revenues for the three months ended March 31, 2026 and 2025 were $181,184 and $1,601, respectively. We had $181,184 and $1,601cost for OEM service revenue for the three months ended March 31, 2026 and 2025. The increase in cost of revenues was mainly due to increase in revenues.

Gross profit

For the factors mentioned above, the gross profits  for the three months ended March 31, 2026 and 2025 were $319,353 and $20,588, respectively. The increase in gross profit was mainly due to increase in revenues.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses for the three months ended March 31, 2026 and 2025 were $680 and $543, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $102,878 for the three months ended March 31, 2026, compared to $225,137 for the three months ended March 31, 2025, a decrease of $122,259 or 54.30%, the decrease was mainly due to decreased office rent and office CAM fee by $5,970, decreased consulting fee by $129,175, decreased accountant fee by $10,900, decreased dues and subscriptions by $4,944, which was partly offset by increased salary expense by $2,150, and increased professional fee by $28,248.

Other income (expenses), net

Other expenses was $583 and $660 for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, other expenses mainly consisted of interest expense of $542 and other expenses of $41. For the three months ended March 31, 2025, other expenses mainly consisted of interest expense of $543 and other expenses of $117.

Net income (loss)

We had a net income of $205,373 for the three months ended March 31, 2026, compared to a net loss $205,752 for the three months ended March 31, 2025, an increase of $411,125 or 199.82%. The increase in revenue was mainly due to increased gross profit and decreased general and administrative expenses as described above.

Liquidity and Capital Resources

As of March 31, 2026, we had cash and equivalents of $36,177, other current assets of $752,817, other current liabilities of $2,160,871, working capital deficit of $1,371,877, a current ratio of 0.37:1. As of December 31, 2025,  we had no cash and equivalents, other current assets of $422,377, other current liabilities of $2,439,211, working capital deficit of $2,016,834, a current ratio of 0.17:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the three months ended March 31, 2026, and 2025, respectively.

	2026	2025
Net cash used in operating activities	$(411,970)	$(26,069)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$448,147	$24,698

Net cash used in operating activities

Net cash used in operating activities was $411,970 for the three months ended March 31, 2026, compared to net cash used in operating activities of $26,069 for the three months ended March 31, 2025. The increase of cash outflow of $385,901 from operating activities for the three months ended March 31, 2026 was principally attributable increased cash outflow from prepaid expenses and other receivables by $121,075, decreased cash inflow from customer deposits by $476,863, increased cash outflow from prepayment and deposits by $154,444, decreased cash inflow from account payable by $51,125, and increased cash outflow on accrued liability and other payables by $7,807, partly offset by increased net income by $411,125 and decreased cash outflow from accounts receivable by $21,202.

Net cash provided by financing activities

Net cash provided by financing activities was $448,147 for the three months ended March 31, 2026, compared to net cash provided by financing activities of $24,698 for the three months ended March 31, 2025. The net cash provided by financing activities for the three months ended March 31, 2026 mainly consisted of repayment from the shareholder of $429,000 and cash received from issue of common stock of $440,000, partly offset by loan to the shareholder of $419,000, and payment of government loan of $322, and decreased bank overdraft of $1,531.The net cash provided by financing activities for the three months ended March 31, 2025 mainly consisted of proceeds of $343,600 loan from one major shareholder (also the senior officer) and increased bank overdraft of $2,414, partly offset by $321,000 loan repayment to one major shareholder (also the senior officer) and payment of government loan of $316.

Our current liabilities exceed current assets at March 31, 2026, however, we incurred a net income of $205,373 during the three months ended March 31, 2026. We may have difficulty meeting upcoming cash requirements. As of March 31, 2026, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of March 31, 2026, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
March 31, 2027	$1,479
March 31, 2028	1,476
March 31, 2029	1,532
March 31, 2030	1,591
March 31, 2031	1,651
Thereafter	49,431
Total	$57,160

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

As of March 31, 2026, the Company had accrued approximately $1.5 million related to this matter under lease liabilities. Management has evaluated the claim and determined that a loss is probable. While the Company intends to participate in the legal process, management believes the liability recorded as of March 31, 2026 representing the most likely outcome of this matter. Management does not believe it is reasonably possible that a loss materially in excess of the amount accrued will be incurred.

The complaint also asserts an additional cause of action alleging breach of a Statement of Work (“SOW”). The Plaintiff alleges that the Company failed to perform certain laboratory and pharmaceutical processing services and seeks recovery of alleged unreturned service payments as well as alleged lost revenues associated with a third-party agreement.

The Company is currently evaluating these allegations. The ultimate outcome of this claim is inherently uncertain, and management is presently unable to predict whether the Company will prevail. The Company intends to defend its position and may also engage in settlement discussions; however, the litigation remains in its early stages. As of March 31, 2026, management concluded that a loss related to the SOW claim was neither probable nor reasonably estimable; accordingly, no accrual has been recorded for this matter.

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

On March 31, 2026, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss will continue to work on implementing controls and procedures to remedy this matter.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of March 31, 2026, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on March 31, 2026, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on March 31, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about February 27, 2026, Stason Industrial Corporation (“SIC”) and Stason Pharmaceuticals, Inc. (“SPI,” collectively “Stason”) filed a Complaint in the Superior Court of Orange County, in California (the “Complaint”), alleging that the Company breached its contract and lease obligations relating to a large commercial space previously utilized by the Company. The Company and ten (10) unidentified individuals are defendants of the case. The Complaint alleges that the Company breached rental payment obligations, and accrued late fees and other penalties pursuant to the operative agreements. The Complaint seeks $1,504,823.81 in damages as of January of 2026. The Company denies the allegations and is in the process of retaining legal counsel. The Company intends on bringing counterclaims and affirmative defenses relating to first material breaches committed by Stason.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On January 6, 2026, the Company entered into a Subscription Agreement with Feng Yang, an individual, whereby the Company would sell to Yang 2,300,000 shares of the Company’s common stock in exchange for payment of $115,000. The sale was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The Company directly issued the shares to Yang, no commissions or underwriters were utilized to facilitate the transaction.

On January 13, 2026, the Company entered into a Subscription Agreement with Fenglian Zhu, an individual, whereby the Company would sell to Zhu 2,500,000 shares of the Company’s common stock in exchange for payment of $125,000. The sale was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The Company directly issued the shares to Zhu, no commissions or underwriters were utilized to facilitate the transaction.

On January 15, 2026, the Company entered into a Subscription Agreement with Laifeng Wang, an individual, whereby the Company would sell to Wang 4,000,000 shares of the Company’s common stock in exchange for payment of $200,000. The sale was made in reliance on the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”). The Company directly issued the shares to Wang, no commissions or underwriters were utilized to facilitate the transaction.

Proceeds from the three unregistered sales disclosed herein were placed into the Company’s general operation fund to be used in the ordinary course of business.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

As of May 15, 2026, the Company’s Chief Executive Officer, Yin Yan, repaid in full the outstanding loan issued by the Company to Ms. Yan in the amount of $375,173.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer
Date:	May 15, 2026

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer
Dated:	May 15, 2026