Form 10-Q
period 2026-06-30
Bio Essence Corp
filed 2026-08-14
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026

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

As of the latest practicable date, the Company has 53,809,000 shares of its common stock issued and outstanding.

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

BIO ESSENCE CORPORATION

BALANCE SHEETS

	As of June 30, 2026 (Unaudited)	As of December 31, 2025

ASSETS

Current Assets
Cash	$675	$-
Accounts receivable	-	23,454
Advance to vendors	10,000	10,000
Prepaid expenses and other receivables	122,950	3,750
Loan to shareholder	-	385,173
Loan to related party	470,000	-
Interest receivable	2,882	-
Total Current Assets	606,507	422,377

Non-current Assets
Intangible assets, net	3,396,438	97
Total Non-current Assets	3,396,438	97

Total Assets	$4,002,945	$422,474

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	-	$1,531
Accounts payable	-	47,879
Customer deposit	68,596	848,601
Accrued liabilities and other payables	13,915	35,854
Taxes payable	9,834	-
Operating lease liabilities - current	1,511,207	1,504,020
Government loans payable - current	1,479	1,326
Total Current Liabilities	1,605,031	2,439,211

Non-current Liabilities
Government loans payable	55,357	56,156
Total Non-current Liabilities	55,357	56,156

Total Liabilities	1,660,388	2,495,367

Commitment and contingencies

Stockholders’ Equity (Deficit)
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 53,809,000 and 38,009,000 as of June 30, 2026 and December 31, 2025	5,381	3,801
Additional Paid in capital	11,414,799	7,476,379
Accumulated deficit	(9,077,623)	(9,553,073)
Total Stockholders’ Equity (Deficit)	2,342,557	(2,072,893)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,002,945	$422,474

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Six Months ended June 30,		Three Months ended June 30,
	2026	2025	2026	2025

Revenues
Revenue from OEM services	$1,295,248	$280,096	$794,711	$259,123
Shipping and delivery Income	-	1,216	-	-
Total revenues	1,295,248	281,312	794,711	259,123

Cost of revenues
Cost of OEM services	505,634	92,080	324,450	90,479
Total cost of revenues	505,634	92,080	324,450	90,479

Gross profit	789,614	189,232	470,261	168,644

Operating expenses
Selling	680	29,943	-	-
General and administrative	293,849	303,158	190,971	107,421

Total operating expenses	294,529	333,101	190,971	107,421

Income (loss) from operations	495,085	(143,869)	279,290	61,223

Other income (expenses)
Interest income (expense)	1,800	(1,090)	2,342	(547)
Other expenses	(1,185)	(129)	(1,144)	(12)

Other income (expenses), net	615	(1,219)	1,198	(559)

Income (loss) before income tax	495,700	(145,088)	280,488	60,664

Income tax expense	20,250	800	10,411	800

Net income (loss)	$475,450	$(145,888)	$270,077	$59,864

Basic weighted average shares outstanding	47,934,967	38,009,000	50,885,923	38,009,000

Basic and diluted net income (loss) per share	$0.01	$(0.00)	$0.00	$0.00

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

FOR THE SIX AND THREE MONTHS ENDED JUNE 30, 2026 AND 2025

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2026	38,009,000	$3,801	$7,476,379	$(9,553,073)	$(2,072,893)

Issue of common stock	8,800,000	880	439,120	-	440,000

Net income for the period	-	-	-	205,373	205,373

Balance at March 31, 2026	46,809,000	4,681	7,915,499	(9,347,700)	(1,427,520)

Issuance of common stock for acquisition of MediFlow AI software	7,000,000	700	3,499,300	-	3,500,000

Net income for the period	-	-	-	270,077	270,077

Balance at June 30, 2026	53,809,000	$5,381	$11,414,799	$(9,077,623)	$2,342,557

	Common Stock		Additional Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2025	38,009,000	$3,801	$7,476,379	$(10,449,270)	$(2,969,090)

Net loss for the period	-	-	-	(205,752)	(205,752)

Balance at March 31, 2025	38,009,000	3,801	7,476,379	(10,655,022)	(3,174,842)

Net income for the period	-	-	-	59,864	59,864

Balance at June 30, 2025	38,009,000	$3,801	$7,476,379	$(10,595,158)	$(3,114,978)

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$475,450	$(145,888)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	103,659	118
Operating lease expense	7,188	25,346
Changes in assets/liabilities:
Accounts receivable	23,454	155
Prepaid expenses and other receivables	(119,200)	187,794
Interest receivable	(2,882)	-
Prepayment and deposits	-	(21,104)
Accounts payable	(47,880)	(7,046)
Customer deposit	(780,005)	103,164
Tax payable	9,075	494
Accrued interest	-	-
Accrued liability and other payables	(21,179)	(1,305)
Net cash provided by (used in) operating activities	(352,320)	141,728

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from shareholder	385,173	-
Loan to related party	(500,000)	-
Repayment from related party	30,000	-
Net cash used in investing activities	(84,827)	-

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	(1,531)	6,966
Loan from shareholder	-	419,400
Repayment to shareholder	-	(568,800)
Repayment of SBA loan	(647)	(665)
Issue of common stock	440,000	-
Net cash provided by (used in) financing activities	437,822	(143,099)

NET INCREASE (DECREASE) IN CASH	675	(1,371)

CASH AT THE BEGINNING OF PERIOD	-	1,371

CASH AT THE END OF PERIOD	$675	$-

Supplemental Cash flow information:
Cash paid for interest	$1,082	$1,090
Cash paid for income taxes	$10,416	$-
Non- Cash Investing Activities and Financing Activities
Issuance of common stock to acquire intangible asset	$3,500,000	$-

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

JUNE 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the applicable rules and regulations of the Securities and Exchange Commission (“SEC”). Accordingly, certain information and footnote disclosures normally included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. These unaudited condensed financial statements should be read in conjunction with the Company’s audited financial statements and related notes included in its Annual Report on Form 10-K for the year ended December 31, 2025.

Going Concern

The Company incurred net income of $475,450 and net loss of $145,888 for the six months ended June 30, 2026 and 2025, respectively. The Company also had an accumulated deficit of $9,077,623 as of June 30, 2026. While the Company reported net income for the six months ended June 30, 2026, management believes that the Company’s accumulated deficit and dependence on additional financing continue to raise substantial doubt about the Company’s ability to continue as a going concern. The Company disposed non-profitable subsidiaries BEH and BEP, and is actively seeking other business opportunities including expanding OEM business and looking for potential acquisition targets. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Leases

The Company follows ASC 842 and determines if an arrangement is a lease or contains a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets, and operating lease liabilities (current and non-current) in the Company’s balance sheets. Finance leases are included in property and equipment, and finance lease liabilities (current and non-current) in the Company’s balance sheets.

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

The Company elected the package of practical expedients permitted under the transition guidance to combine the lease and non-lease components as a single lease component for operating leases associated with the Company’s office space lease, and to keep leases with an initial term of 12 months or less off the balance sheet and recognize the associated lease payments in the statements of income on a straight-line basis over the lease term.

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

Expected credit losses are recorded as allowance for credit losses on the statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2026 and December 31, 2025, there was no bad debt allowance.

Impairment of Long-Lived Assets

Long-lived assets, which include intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of June 30, 2026 and December 31, 2025, there were no significant impairments of its long-lived assets.

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

At June 30, 2026 and December 31, 2025, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should be made within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amounts for return of products were immaterial for the six and three months ended June 30, 2026 and 2025.

Cost of Revenue

Cost of manufacture service/OEM consists primarily of direct labor costs and related overhead that are directly attributable to the manufacture process.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the six months ended June 30, 2026 and 2025, shipping and handling costs were $680 and $543. During the three months ended June 30, 2026 and 2025, shipping and handling costs were nil and nil, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the six and three months ended June 30, 2026 and 2025, there were no advertising expenses incurred.

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

As of June 30, 2026 and December 31, 2025, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, loan to related party, loan to shareholders, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the six and three months ended June 30, 2026 and 2025.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of June 30, 2026, the Company has potential legal contingencies described in Note 12.

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

For the six months ended June 30, 2026, the Company had two major customers accounted for 46.2% and 19.3%, respectively of the Company’s total sales. For the three months ended June 30, 2026, the Company had two major customers accounted for 43.9% and 27.2%, respectively of the Company’s total sales. For the six months ended June 30, 2025, the Company had two major customers accounted for 67.8% and 24.3%, respectively, of the Company’s total sales. For the three months ended June 30, 2025, the Company had two customers accounted for 73.6% and 26.4%, respectively, of the Company’s total sales.

For the six months ended June 30, 2026, the Company had two major vendors accounted for 68.7% and 30.0% of the Company’s total manufacturing service, respectively. For the three months ended June 30, 2026, the Company had two major vendor accounted for 76.3% and 23.7% of the Company’s total manufacturing service, respectively. For the six months ended June 30, 2025, the Company had two major vendors accounted for 77.7% and 22.3% of the Company’s total manufacturing service, respectively. For the three months ended June 30, 2025, the Company had two major vendors accounted for 77.3% and 22.7% of the Company’s total manufacturing service, respectively.

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

New Accounting Pronouncements

In October 2023, the FASB issued ASU No. 2023-06, “Disclosure Improvements — Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative.” The ASU amends the disclosure or presentation requirements related to various subtopics in the FASB ASC. The ASU was issued in response to the SEC’s August 2018 final amendments in Release No. 33-10532, Disclosure Update and Simplification that updated and simplified disclosure requirements that the SEC believed were duplicative, overlapping, or outdated. The guidance in ASU 2023-06 is intended to align GAAP requirements with those of the SEC and to facilitate the application of GAAP for all entities. The amendments introduced by ASU 2023-06 are effective if the SEC removes the related disclosure or presentation requirement from its existing regulations by June 30, 2027. If, by June 30, 2027, the SEC has not removed the applicable requirements from its existing regulations, the pending content of the associated amendment will be removed from the ASC and will not become effective for any entities. Early adoption is permitted. The adoption of ASU 2023-06 is not expected to have a material impact on the Company’s financial statements or related disclosures.

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

In January 2025, the FASB issued ASU 2025-01 Income Statement-Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic 220-40). The FASB issued ASU 2024-03 on November 4, 2024-03 states that the amendments are effective for public business entities for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Following the issuance of ASU 2024-03, the FASB was asked to clarify the initial effective date for entities that do not have an annual reporting period that ends on December 31 (referred to as non-calendar year-end entities). Because of how the effective date guidance was written, a non-calendar year-end entity may have concluded that it would be required to initially adopt the disclosure requirements in ASU 2024-03 in an interim reporting period, rather than in annual reporting period. The FASB’s intent in the basis for conclusions of ASU 2024-03 is clear that all public business entities should initially adopt the disclosure requirements in the first annual reporting period beginning after December 15, 2026, and interim reporting periods within annual reporting periods beginning after December 15, 2027. The Company is currently evaluating the impact that the adoption of ASU 2025-01 will have on its financial statement presentation or disclosures.

In May 2025, the FASB issued ASU 2025-04, Compensation - Stock Compensation (Topic 18) and Revenue from contracts with Customers (Topic 606): Clarifications to Share-Based Consideration Payable to a Customer. The amendments provide guidance on identifying the accounting acquirer in transactions involving a variable interest entity. The amendments clarify the accounting for share-based consideration payable to a customer under Topic 718 and Topic 606. The amendments are effective for annual reporting periods, including interim reporting period within those annual periods, beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the impact of this amendment and does not expect that the adoption of this guidance will have a material impact on its financial position, results of operations, or cash flows.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments provide a practical expedient and, if applicable, an accounting policy election to simplify the measurement of credit losses for certain receivables and contract assets. The amendments are effective for annual reporting periods beginning after December 15, 2025, and interim reporting periods within those annual reporting periods. Early adoption is permitted in any interim or annual period in which financial statements have not been issued or made available for issuance. Adoption did not affect the Company’s financial position or results of operations.

The Company does not believe other recently issued but not yet effective accounting standards, if currently adopted, would have a material effect on the Company’s financial position, statements of comprehensive income and cash flows.

3. ADVANCE TO VENDORS

Advance to vendors represents prepayments made to vendors for inventory purchases and related OEM services. As of June 30, 2026 and December 31, 2025, advance to vendors were $10,000 and $10,000, respectively.

4. PREPAID EXPENSES AND OTHER RECEIVABLES

As of June 30, 2026 and December 31, 2025, prepaid expenses and other receivables were $122,950 and $3,750, respectively. As of June 30, 2026 and December 31, 2025, prepaid expenses and other receivables mainly consisted of prepaid professional fee and technical service fee.

5. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of June 30, 2026 and December 31, 2025:

	June 30, 2026	December 31, 2025
Computer Software	$3,536,928	$36,928
Trademark	2,350	2,350
Total	3,539,278	39,278
Less: accumulated amortization	(142,840)	(39,181)
Net	$3,396,438	$97

On April 20, 2026, the Company entered into an Asset Purchase Agreement (“APA”) with Zhituo Software Co., Limited, a company incorporated under the laws of Hong Kong (“Zhituo”). Under the APA, the Company acquired ownership of certain software known as MediFlow AI, along with all of its software source code, system architecture, data, APOs, frameworks, and other technical information and data, etc. (collectively the “Software”). On May 7, 2026, the Board of Directors approved to issue 7,000,000 shares of the Company’s common stock to Zhituo as the consideration for purchase the software. The total purchase consideration was fixed at $3,500,000, based on a fair market value of $0.50 per share, resulting in the issuance of 7,000,000 shares. The Company’s accounting policy is to commence amortization when software is available for use. The acquired Software is a finite-lived intangible asset with an estimated useful life of five years. Based on our review, the Software was substantially complete and available for its intended use as of May 7, 2026. Accordingly, amortization commenced on May 7, 2026 and is recognized on a straight-line basis over its estimated five-year useful life.

Amortization of intangible assets were $103,659 and $117 for the six months ended June 30, 2026 and 2025, respectively.

Amortization of intangible assets were $103,659 and $59 for the three months ended June 30, 2026 and 2025, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at June 30, 2026 is as follows: $700,000, $700,000, $700,000, $700,000 and $596,438.

6. ACCRUED LIABILITIES AND OTHER PAYABLES

As of June 30, 2026, accrued liabilities and other payables consisted of payroll tax payable of $832 and accrued expenses of $13,083.

As of December 31, 2025, accrued liabilities and other payables consisted of payroll tax payable of $1,591 and accrued expenses of $34,263.

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

As of June 30, 2026, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending	Amount
June 30, 2027	$1,479
June 30, 2028	1,431
June 30, 2029	1,484
June 30, 2030	1,540
June 30, 2031	1,598
Thereafter	49,304
Total	$56,836

8. RELATED PARTY TRANSACTIONS

Loans to Shareholder

As of June 30, 2026, the Company had no loans to its major shareholders or officers.

As of December 31, 2025, the Company had loans to one major shareholder (also the Company’s senior officer) of $385,173. There are no written loan agreements for these loans, which are unsecured, non-interest bearing without fixed terms of repayment, and therefore, deemed receivable on demand. The loan was fully repaid in May 2026.

Loan to Related Party

The Company provided a $500,000 loan to Golden Capital and Wealth Management, LLC, a Nevada limited liability company controlled by Yin Yan, the CEO of the Company, on May 18, 2026. The loan bears a fixed annual interest rate of 5% and is due on June 30, 2027. The Company received a $30,000 partial principal repayment in June 2026. As of June 30, 2026, the outstanding principal balance was $470,000, with approximately $2,882 of accrued interest receivable related to the loan.

9. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At June 30, 2026 and December 31, 2025, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only offset 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $3.37 million and $3.71 million at June 30, 2026 and December 31, 2025, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.94 million as of June 30, 2026, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of June 30, 2026 and December 31, 2025 are as follows:

	June 30, 2026	December 31, 2025
Net deferred tax assets (liability):
Depreciation and amortization expense	$2	$111
Expected income tax benefit from NOL carry-forwards	943,027	1,037,704
Less: valuation allowance	(943,029)	(1,037,815)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the six months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Federal statutory income tax expense (benefit) rate	21.00%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	6.98%	(6.98)%
Permanent difference	-%	-%
Change in valuation allowance	(23.91)%	28.53%
Effective income tax rate	4.07%	0.55%

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for three months ended June 30, 2026 and 2025 is as follows:

	2026	2025
Federal statutory income tax expense (benefit) rate	21.00%	21.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	6.98%	6.98%
Permanent difference	-%	-%
Change in valuation allowance	(24.27)%	(26.66)%
Effective income tax rate	3.71%	1.32%

The provision for income tax expense for the six months ended June 30, 2026 and 2025 consisted of the following:

	2026	2025
Current:
Federal income tax expense	$19,450	$-
State income tax expense	800	800
Deferred:
Federal income tax expense	-	-
State income tax expense	-	-
Total income tax expense	$20,250	$800

The provision for income tax expense for the three months ended June 30, 2026 and 2025 consisted of the following:

	2026	2025
Current:
Federal income tax expense	$9,611	$-
State income tax expense	800	800
Deferred:
Federal income tax expense	-	-
State income tax expense	-	-
Total income tax expense	$10,411	$(800)

10. LEASES

Operating Leases

On May 18, 2023, the Company entered a 36-month lease with Stason Industrial Corporation for a facility including warehouse and office in the City of Irvine, California, with a security deposit of $50,000, effective on September 1, 2023. The monthly rent is approximately $47,100 with a 3% increase each year. On February 29, 2024 the Management moved out from the facilities and decided to seek early termination of this lease. The $50,000 security deposit was not returned to the Company and the negotiation of early termination is still ongoing as of the reporting date. During 2024, the Company recorded the full impairment of ROU asset of $1.05 million and kept $1.50 million lease liabilities associated with this lease in the Company’s financial statements due to uncertainty of the negotiation result with the landlord. The Company recently received a formal summons regarding a breach of contract lawsuit filed by the landlord. See Note 12– Commitments and Contingencies for further information regarding this litigation.

On March 3, 2025, the Company entered a 12-month lease with THE PROPITIOUS IRVINE LLC for office space located in Irvine, California, commencing on June 1, 2025. The lease requires monthly rental payments of $3,000. The Company renewed the lease for an additional one-year term, commencing on June 1, 2026, with monthly rental payments of $3,000.

The components of lease costs, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating lease cost	$7,188	$25,346
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Operating lease cost	$2,409	$11,596
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

11. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of June 30, 2026 and December 31, 2025, there were 53,809,000 and 38,009,000 shares of common stock issued and outstanding, respectively.

During the six months ended June 30, 2026, the Company issued an aggregate of 15,800,000 shares of common stock. Of these shares, 8,800,000 shares were issued at a purchase price of $0.05 per share in a private placement transaction for total gross proceeds of $440,000, which were used for general corporate purposes. On May 7, 2026, the Board of Directors approved and on May 9, 2026, the Company issued 7,000,000 shares of common stock to Zhituo Software Co., Limited, or its designated assignees, in connection with the acquisition of MediFlow AI software and related assets pursuant to an Asset Purchase Agreement. The shares were valued at $0.50 per share, for an aggregate purchase price of $3,500,000.

12. COMMITMENT AND CONTINGENCIES

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

As of December 31, 2025, the Company had accrued approximately $1.5 million related to this matter under lease liabilities. Management has evaluated the claim and determined that a loss is probable. While the Company intends to participate   in the legal process, management believes the $1.5 million operating lease liabilities recorded as of June 30, 2026 and December 31, 2025 represents the most likely outcome of this matter. Management does not believe it is reasonably possible that a loss materially in excess of the amount accrued will be incurred.

The complaint also asserts an additional cause of action alleging breach of a Statement of Work (“SOW”). The Plaintiff alleges that the Company failed to perform certain laboratory and pharmaceutical processing services and seeks recovery of alleged unreturned service payments as well as alleged lost revenues associated with a third-party agreement.

The Company is currently evaluating these allegations. The ultimate outcome of this claim is inherently uncertain, and management is presently unable to predict whether the Company will prevail. The Company intends to defend its position and may also engage in settlement discussions; however, the litigation remains in its early stages. As of June 30, 2026 and the reporting date, management concluded that a loss related to the SOW claim was neither probable nor reasonably estimable; accordingly, no accrual has been recorded for this matter. The Company has engaged legal counsel as of June 30, 2026 and the reporting date and filed its response to the complaint, and the litigation is in the discovery stage.

13. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following subsequent event need to be disclosed.

Subsequent to June 30, 2026, Golden Capital and Wealth Management, LLC repaid $25,000 of the outstanding loan balance of $470,000.

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

Related Party Transactions

Loan to Shareholder

As of June 30, 2026, the Company had no loans to its major shareholder or officers

The Company provided a $500,000 loan to Golden Capital and Wealth Management, LLC, a Nevada limited liability company controlled by Yin Yan, the CEO of the Company, on May 18, 2026. The loan bears a fixed annual interest rate of 5% and is due on June 30, 2027. The Company received a $30,000 partial principal repayment in June 2026. As of June 30, 2026, the outstanding principal balance was $470,000, with approximately $2,882 of accrued interest receivable related to the loan.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements (“FS”), which were prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”). The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported net sales and expenses during the reporting periods. On an ongoing basis, we evaluate our estimates and assumptions. We base our estimates on historical experience and various other factors that we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are more fully described in Note 2 to our FS, we believe the following accounting policies are the most critical to assist you in fully understanding and evaluating this management discussion and analysis.

Basis of Presentation

The accompanying financial statements (“FS”) are prepared in conformity with U.S. Generally Accepted Accounting Principles (“US GAAP”) and applicable rules and regulations of the Securities and Exchange Commission (“SEC”). The functional currency of Bio Essence is U.S. dollars (“$’’). The accompanying financial statements are presented in U.S. dollars (“$”).

Going Concern

The Company incurred a net income of $475,450 and a net loss of $145,888 for the six months ended June 30, 2026 and 2025, respectively. The Company incurred a net income of $270,077 and a net income $59,864 for the three months ended June 30, 2026 and2025, respectively. The Company also had an accumulated deficit of $9,077,623 as of June 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

In preparing financial statements in conformity with US GAAP, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period.

Significant estimates, required by management, include the recoverability of long-lived assets, assumptions used in the accounting for leases, valuation of assets acquired in asset acquisition and the evaluation of contingencies. Actual results could differ from those estimates.

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

Expected credit losses are recorded as allowance for credit losses on the statements of operations. After all attempts to collect a receivable have failed, the receivable is written off against the allowance. In the event the Company recovers amount that is previously reserved for, the Company will reduce the specific allowance for credit losses.

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of June 30, 2026 and December 31, 2025, there was no bad debt allowance.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the six and three months ended June 30, 2026 and 2025.

Results of operations

Comparison for the six months ended June 30, 2026 and 2025

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2026	% of sales	2025	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Manufacture service revenue	$1,295,248	100.00%	$280,096	99.57%	$1,015,152	362.43%
Shipping and delivery income			1,216	0.43%	(1,216)	(100.00)%
Total revenues	1,295,248	100.00%	281,312	100.00%	1,013,936	360.43%
Cost of manufacture service	505,634	39.04%	92,080	32.73%	413,554	449.12%
Total cost of revenues	505,634	39.04%	92,080	32.73%	413,554	449.12%
Gross profit	789,614	60.96%	189,232	67.27%	600,382	317.27%
Selling expenses	680	0.05%	29,943	10.64%	(29,263)	(97.73)%
General and administrative expenses	293,849	22.69%	303,158	107.77%	(9,309)	(3.07)%
Operating expenses	294,529	22.74%	333,101	118.41%	(38,572)	(11.58)%
Loss from operations	495,085	38.22%	(143,869)	(51.14)%	638,954	(444.65)%
Other income (expenses), net	615	0.05%	(1,219)	(0.43)%	1,834	(150.45)%
Loss before income taxes	495,700	38.27%	(145,088)	(51.58)%	640,788	(441.65)%
Income tax expense	20,250	1.56%	800	0.28%	19,450	2,431.27%
Net income (loss)	475,450	36.71%	(145,888)	(51.86)%	621,338	(425.90)%

Revenues

Revenues for the six months ended June 30, 2026 and 2025 were $1,295,248 and $281,312, respectively. We had $1,295,248 OEM service revenue, and nil shipping and delivery income for the six months ended June 30, 2026. We had $280,096 OEM service revenue, and $1,216 shipping and delivery income for the six months ended June 30, 2025. The significant increase in revenue during the six months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to a higher volume of OEM service orders, including large orders from two new major customers. The Company’s strategic emphasis on OEM service revenue rather than product sales contributed to the overall growth in revenue and an improvement in the revenues.

Costs of revenues

Costs of revenues were $505,634 and $92,080 for the six months ended June 30, 2026 and 2025, respectively. The increase was primarily due to the higher volume of OEM service orders during the period.

Gross profit

For the factors mentioned above, the gross profits  for the six months ended June 30, 2026 and 2025 were $789,614 and $189,232, respectively. The increase in gross profit was mainly due to increase in revenues.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses for the six months ended June 30, 2026 and 2025 were $680 and $29,943, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $293,849 for the six months ended June 30, 2026, compared to $303,158 for the six months ended June 30, 2025, an decrease of $9,309 or 3.07%, the decrease was mainly due to increased professional fee by $22,659, increased legal services fee by $8,540 and increased amortization expense by $103,542, which was partly offset by decreased office rent by $13,158, decreased salary by $13,934, decreased consulting fee by $97,102, decreased accountant fee by $15,020 and decreased dues and subscriptions expense by $4,848.

Other income (expenses), net

Other income was $615 and other expense was $1,219 for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, other income mainly consisted of interest income of $2,882, which was partly offset by interest expense of $1,082 and other expenses of $1,185. For the six months ended June 30, 2025, other expenses mainly consisted of interest expense of $1,090 and other expenses of $129.

Net income (loss)

We had a net income of $475,450 for the six months ended June 30, 2026, compared to a net loss $145,888 for the six months ended June 30, 2025, an increase of $621,338 or 425.90%. The increase in revenue was mainly due to increased gross profit as described above.

Comparison for the three months ended June 30, 2026 and 2025

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2026	% of sales	2025	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Manufacture service revenue	$794,711	100.00%	$259,123	100.00%	$535,588	206.69%
Shipping and delivery income	-	-%	-	-%	-	-%
Total revenues	794,711	100.00%	259,123	100.00%	535,588	206.69%
Cost of manufacture service	324,450	40.83%	90,479	34.92%	233,971	258.59%
Total cost of revenues	324,450	40.83%	90,479	34.92%	233,971	258.59%
Gross profit	470,261	59.17%	168,644	65.08%	301,617	178.85%
Selling expenses	-	-%	-	-%	-	-%
General and administrative expenses	190,971	24.03%	107,421	41.46%	83,550	77.78%
Operating expenses	190,971	24.03%	107,421	41.46%	83,550	77.78%
Income from operations	279,290	35.14%	61,223	23.63%	218,067	356.18%
Other income (expenses), net	1,198	0.15%	(559)	(0.22)%	1,757	(314.31)%
Loss before income taxes	280,488	35.29%	60,664	23.41%	219,824	362.36%
Income tax expense	10,411	1.31%	800	0.31%	9,611	1,201.38%
Net income (loss)	270,077	33.98%	59,864	23.10%	210,213	351.15%

Revenues

Revenues for the three months ended June 30, 2026 and 2025 were $794,711 and $259,123, respectively. We had $794,711 OEM service revenue, and nil shipping and delivery income for the three months ended June 30, 2026. We had $259,123 OEM service revenue, and nil shipping and delivery income for the three months ended June 30, 2025. The significant increase in revenue during the three months ended June 30, 2026, compared to the same period in 2025, was primarily attributable to a higher volume of OEM service orders, including large orders from two new major customers. The Company’s strategic emphasis on OEM service revenue rather than product sales contributed to the overall growth in revenue and an improvement in the revenues.

Costs of revenues

Costs of revenues for the three months ended June 30, 2026 and 2025 were $324,450 and $90,479, respectively. We had $324,450 and $90,479 cost for OEM service revenue for the three months ended June 30, 2026 and 2025. The increase in cost of revenues was mainly due to increase in revenues.

Gross profit

For the factors mentioned above, the gross profits  for the three months ended June 30, 2026 and 2025 were $470,261 and $168,644, respectively. The increase in gross profit was mainly due to increase in revenues.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses for the three months ended June 30, 2026 and 2025 were nil and nil, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $190,971 for the three months ended June 30, 2026, compared to $107,421 for the three months ended June 30, 2025, an increase of $83,550 or 77.78%, the increase was mainly due to increased amortization expense by $103,542, increased legal services by $10,999, and increased consulting fee by 2,673, which was partly offset by decreased salary expense by $16,084, decreased accountant fee by $4,120 and decreased professional fee by $5,625.

Other income (expenses), net

Other income was $1,198 and other expense was $559 for the three months ended June 30, 2026 and 2025, respectively. For the three months ended June 30, 2026, other income mainly consisted of interest income of $2,882, which was partly offset by interest expense of $540 and other expenses of $1,144. For the three months ended June 30, 2025, other expenses mainly consisted of interest expense of $547 and other expenses of $12.

Net income (loss)

We had a net income of $270,077 for the three months ended June 30, 2026, compared to $59,864 for the three months ended June 30, 2025, an increase of $210,213 or 351.15%. The increase in revenue was mainly due to increased gross profit as described above.

Liquidity and Capital Resources

As of June 30, 2026, we had cash and equivalents of $675, other current assets of $605,832, other current liabilities of $1,605,031, working capital deficit of $998,524, a current ratio of 0.38:1. As of December 31, 2025,  we had no cash and equivalents, other current assets of $422,377, other current liabilities of $2,439,211, working capital deficit of $2,016,834, a current ratio of 0.17:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the six months ended June 30, 2026, and 2025, respectively.

	2026	2025
Net cash used in operating activities	$(352,320)	$141,728
Net cash used in investing activities	$(84,827)	$-
Net cash provided by financing activities	$437,822	$(143,099)

Net cash used in operating activities

Net cash used in operating activities was $352,320 for the six months ended June 30, 2026, compared to net cash provided by operating activities of $141,728 for the six months ended June 30, 2025. The increase of cash outflow of $494,048 from operating activities for the six months ended June 30, 2026 was principally attributable to decreased non-cash activities adjustment from operating lease expense by $18,158, decreased cash inflow by $306,994 from prepaid expenses and other receivables, decreased cash inflow from customer deposits by $883,169, increased cash outflow from interest receivable by $2,882, increased cash outflow from accounts payable by $40,834, and increased cash outflow from accrued liability and other payables by $19,874, partly offset by increased net income by $621,338, increased non-cash activities adjustment from depreciation and amortization expense by $103,541, increased cash inflow from accounts receivable by $23,299, decreased cash outflow from prepayments and deposit by $21,104, and increased cash inflow from tax payable by $8,581.

Net cash used in investing activities

Net cash used in investing activities was $84,827 for the six months ended June 30, 2026, compared to net cash used in investing activities of nil for the six months ended June 30, 2025. The increase of cash outflow of $84,827 from investing activities for the six months ended June 30, 2026 mainly consisted of loan to related party of $500,000, partly offset by repayment from shareholder of $385,173, and repayment from related party of $30,000.

Net cash provided by financing activities

Net cash provided by financing activities was $437,822 for the six months ended June 30, 2026, compared to net cash used in financing activities of $143,099 for the six months ended June 30, 2025. The net cash provided by financing activities for the six months ended June 30, 2026 mainly consisted issuance of common stock in exchange for intangible asset of $440,000, partly offset by payment of government loan of $647, and decreased bank overdraft of $1,531.The net cash provided by financing activities for the six months ended June 30, 2025 mainly consisted of proceeds of $419,400 loan from one major shareholder (also the senior officer) and increased bank overdraft of $6,966, partly offset by $568,800 loan repayment to one major shareholder (also the senior officer) and payment of government loan of $665.

Our current liabilities exceed current assets at June 30, 2026, however, we incurred a net income of $475,450 during the six months ended June 30, 2026. We may have difficulty meeting upcoming cash requirements. As of June 30, 2026, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

On April 20, 2026, the Company entered into an Asset Purchase Agreement (“APA”) with Zhituo Software Co., Limited, a company incorporated under the laws of Hong Kong (“Zhituo”). Under the APA, the Company acquired ownership of certain software known as MediFlow AI, along with all of its software source code, system architecture, data, APOs, frameworks, and other technical information and data, etc. (collectively the “Software”). On May 7, 2026, the Board of Directors approved to issue 7,000,000 shares of the Company’s common stock to Zhituo as the consideration for purchase the software. The fair market value of 7,000,000 shares was $3,500,000

Contractual Obligations

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

As of June 30, 2026, the future minimum EIDL loan payments from the company’s continuing operations to be paid by year are as follows:

Year Ending	Amount
June 30, 2027	$1,479
June 30, 2028	1,431
June 30, 2029	1,484
June 30, 2030	1,540
June 30, 2031	1,598
Thereafter	49,304
Total	$56,836

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

As of June 30, 2026, the Company had accrued approximately $1.5 million related to this matter under lease liabilities. Management has evaluated the claim and determined that a loss is probable. While the Company intends to participate in the legal process, management believes the liability recorded as of June 30, 2026 representing the most likely outcome of this matter. Management does not believe it is reasonably possible that a loss materially in excess of the amount accrued will be incurred.

The complaint also asserts an additional cause of action alleging breach of a Statement of Work (“SOW”). The Plaintiff alleges that the Company failed to perform certain laboratory and pharmaceutical processing services and seeks recovery of alleged unreturned service payments as well as alleged lost revenues associated with a third-party agreement.

The Company is currently evaluating these allegations. The ultimate outcome of this claim is inherently uncertain, and management is presently unable to predict whether the Company will prevail. The Company intends to defend its position and may also engage in settlement discussions; however, the litigation remains in its early stages. As of June 30, 2026, management concluded that a loss related to the SOW claim was neither probable nor reasonably estimable; accordingly, no accrual has been recorded for this matter.

Off-Balance Sheet Arrangements

We have not entered into any financial guarantees or other commitments to guarantee the obligations of any third parties. We have not entered into any derivative contracts that are indexed to our shares and classified as shareholder’s equity or that are not reflected in our financial statements. Furthermore, we do not have any retained or contingent interest in assets transferred to an unconsolidated entity that serves as credit, liquidity or market risk support to such entity. We do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk or credit support to us or engages in leasing, hedging or research and development services with us.

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

On June 30, 2026, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss will continue to work on implementing controls and procedures to remedy this matter.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of June 30, 2026, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on June 30, 2026, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on June 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

On or about February 27, 2026, Stason Industrial Corporation (“SIC”) and Stason Pharmaceuticals, Inc. (“SPI,” collectively “Stason”) filed a Complaint in the Superior Court of Orange County, in California (the “Complaint”), alleging that the Company breached its contract and lease obligations relating to a large commercial space previously utilized by the Company. The Company and ten (10) unidentified individuals are defendants of the case. The Complaint alleges that the Company breached rental payment obligations, and accrued late fees and other penalties pursuant to the operative agreements. The Complaint seeks $1,504,823.81 in damages as of January of 2026. The Company has retained legal counsel and is conducting discovery. The Company plans on vigorously defending the claims brought in the Complaint.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer
Date:	August 14, 2026

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer
Dated:	August 14, 2026