Form 10-Q
period 2026-09-30
Bio Essence Corp
filed 2026-11-13
CIK 1723059

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

OR

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-56263

BIO ESSENCE CORP.

(EXACT NAME OF REGISTRANT AS SPECIFIED IN CHARTER)

California

(STATE OR OTHER JURISDICTION OF INCORPORATION OR ORGANIZATION)

94-3349551

(IRS EMPLOYEE IDENTIFICATION NO.)

2955 Main Street, Ste 202 Irvine, CA 92614

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

i

PART I - FINANCIAL INFORMATION

Item 1. Financial Statement

BIO ESSENCE CORPORATION

BALANCE SHEETS

	As of September 30, 2026 (Unaudited)	As of December 31, 2025

ASSETS

Current Assets
Cash	$201,511	$-
Accounts receivable	-	23,454
Advance to vendors	-	10,000
Prepaid expenses and other receivables	77,408	3,750
Loan to shareholder	-	385,173
Total Current Assets	278,919	422,377

Non-current Assets
Prepayment for software development	500,000	-
Intangible assets, net	3,221,438	97
Total Non-current Assets	3,721,438	97

Total Assets	$4,000,357	$422,474

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)

Current Liabilities
Bank overdraft	$-	$1,531
Accounts payable	-	47,879
Customer deposit	123,236	848,601
Accrued liabilities and other payables	12,359	35,854
Taxes payable	4,667	-
Operating lease liabilities - current	1,511,477	1,504,020
Government loans payable - current	1,358	1,326
Total Current Liabilities	1,653,097	2,439,211

Non-current Liabilities
Government loans payable	55,161	56,156
Total Non-current Liabilities	55,161	56,156

Total Liabilities	1,708,258	2,495,367

Commitment and contingencies

Stockholders’ Equity (Deficit)
Preferred stock $0.0001 par value; authorized shares 10,000,000, no shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Common stock $0.0001 par value; authorized shares 100,000,000; issued and outstanding shares 55,809,000 and 38,009,000 as of September 30, 2026 and December 31, 2025	5,581	3,801
Additional Paid in capital	11,514,599	7,476,379
Accumulated deficit	(9,228,081)	(9,553,073)
Total Stockholders’ Equity (Deficit)	2,292,099	(2,072,893)

Total Liabilities and Stockholders’ Equity (Deficit)	$4,000,357	$422,474

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF OPERATIONS

(UNAUDITED)

	Nine Months ended September 30,		Three Months ended September 30,
	2026	2025	2026	2025

Revenues
Revenue from OEM services	$1,548,268	$416,896	$253,020	$136,800
Shipping and delivery Income	-	1,216	-	-
Total revenues	1,548,268	418,112	253,020	136,800

Cost of revenues
Cost of OEM services	619,493	133,120	113,859	41,040
Total cost of revenues	619,493	133,120	113,859	41,040

Gross profit	928,775	284,992	139,161	95,760

Operating expenses
Selling	680	30,593	-	650
General and administrative	592,135	384,015	298,286	80,857

Total operating expenses	592,815	414,608	298,286	81,507

Income (loss) from operations	335,960	(129,616)	(159,125)	14,253

Other income (expenses)
Interest income (expense)	5,308	(1,646)	3,508	(556)
Other expenses	(1,193)	(828)	(8)	(699)

Other income (expenses), net	4,115	(2,474)	3,500	(1,255)

Income (loss) before income tax	340,075	(132,090)	(155,625)	12,998

Income tax expense (benefit)	15,083	800	(5,167)	-

Net income (loss)	$324,992	$(132,890)	$(150,458)	$12,998

Basic weighted average shares outstanding	49,987,755	38,009,000	54,026,391	38,009,000

Basic and diluted net income (loss) per share	$0.01	$(0.00)	$(0.00)	$0.00

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026 AND 2025

(UNAUDITED)

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)

Balance at January 1, 2026	38,009,000	$3,801	$7,476,379	$(9,553,073)	$(2,072,893)

Issuance of common stock for equity financing	8,800,000	880	439,120	-	440,000

Net income for the period	-	-	-	205,373	205,373

Balance at March 31, 2026	46,809,000	4,681	7,915,499	(9,347,700)	(1,427,520)

Issuance of common stock for acquisition of MediFlow AI software	7,000,000	700	3,499,300	-	3,500,000

Net income for the period	-	-	-	270,077	270,077

Balance at June 30, 2026	53,809,000	5,381	11,414,799	(9,077,623)	2,342,557

Issuance of common stock for equity financing	2,000,000	200	99,800	-	100,000

Net loss for the period	-	-	-	(150,458)	(150,458)

Balance at September 30, 2026	55,809,000	$5,581	$11,514,599	$(9,228,081)	$2,292,099

					Total
			Additional		Stockholders’
	Common Stock		Paid-in	Accumulated	Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance at January 1, 2025	38,009,000	$3,801	$7,476,379	$(10,449,270)	$(2,969,090)

Net loss for the period	-	-	-	(205,752)	(205,752)

Balance at March 31, 2025	38,009,000	3,801	7,476,379	(10,655,022)	(3,174,842)

Net income for the period	-	-	-	59,864	59,864

Balance at June 30, 2025	38,009,000	3,801	7,476,379	(10,595,158)	(3,114,978)

Net income for the period	-	-	-	12,998	12,998

Balance at September 30, 2025	38,009,000	$3,801	$7,476,379	$(10,582,160)	$(3,101,980)

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2026	2025

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$324,992	$(132,890)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization expense	278,659	176
Changes in assets/liabilities:
Accounts receivable	23,454	155
Prepaid expenses and other receivables	(73,658)	187,796
Prepayment and deposits	10,000	(64,265)
Prepayment for software development	(500,000)	-
Accounts payable	(47,880)	(7,131)
Customer deposit	(725,365)	642,524
Tax payable	4,551	(316)
Accrued liability and other payables	(23,378)	(336,302)
Other liability	-	4,208
Operating lease liability	7,457	34,746
Net cash provided by (used in) operating activities	(721,168)	328,701

CASH FLOWS FROM INVESTING ACTIVITIES
Repayment from shareholder	385,173	-
Loan to related party	(500,000)	-
Repayment from related party	500,000	-
Net cash provided by investing activities	385,173	-

CASH FLOWS FROM FINANCING ACTIVITIES
Change in bank overdraft	(1,531)	-
Loan from shareholder	-	643,450
Repayment to shareholder	-	(943,800)
Repayment of SBA loan	(963)	(981)
Issuance of common stock	540,000	-
Net cash provided by (used in) financing activities	537,506	(301,331)

NET INCREASE IN CASH	201,511	27,370

CASH AT THE BEGINNING OF PERIOD	-	1,371

CASH AT THE END OF PERIOD	$201,511	$28,741
	-
Supplemental Cash flow data:
Cash paid for interest	$1,630	$1,646
Cash paid for income taxes	$10,416	$-

Non-Cash Investing Activities and Financing Activities
Issuance of common stock to acquire intangible asset	$3,500,000	$-

The accompanying notes are an integral part of these financial statements

BIO ESSENCE CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

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

Going Concern

The Company incurred net income of $324,992 and net loss of $132,890 for the nine months ended September 30, 2026 and 2025, respectively. The Company also had an accumulated deficit of $9,228,081 and working capital deficit of $1,374,178 as of September 30, 2026. While the Company reported net income for the nine months ended September 30, 2026, management believes that the Company’s accumulated deficit and dependence on additional financing continue to raise substantial doubt about the Company’s ability to continue as a going concern. Management also intends to raise funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Expected credit losses are recognized as a provision for credit losses in the statements of operations, with a corresponding increase in the allowance for credit losses, which is presented as a reduction of the related receivables on the balance sheets. Receivables are written off against the allowance for credit losses when management determines that such amounts are uncollectible. Recoveries of amounts previously written off are recognized when received and reflected in the allowance for credit losses.

Accounts Receivable

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2026 and December 31, 2025, there was no allowance for credit loss.

Impairment of Long-Lived Assets

Long-lived assets, which include intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.

Recoverability of long-lived assets to be held and used is measured by comparing of the carrying amount of an asset to the estimated undiscounted future cash flows expected to be generated by it. If the carrying amount of an asset exceeds its estimated undiscounted future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds its fair value (“FV”). FV is generally determined using the asset’s expected future discounted cash flows or market value, if readily determinable. Based on its review, the Company believes that, as of September 30, 2026 and December 31, 2025, there were no significant impairments of its long-lived assets.

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

At September 30, 2026 and December 31, 2025, the Company did not take any uncertain positions that would necessitate recording a tax related liability. The Company files a U.S. income tax return. With few exceptions, the Company’s U.S. income tax return filed for the years ending on December 31, 2022 and thereafter are subject to examination by the relevant taxing authorities.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should be made within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amounts for return of products were immaterial for the nine and three months ended September 30, 2026 and 2025.

Cost of Revenue

Cost of manufacture service/OEM consists primarily of direct labor costs and related overhead that are directly attributable to the manufacture process.

Shipping and Handling Costs

Shipping and handling costs related to delivery of finished goods are included in selling expenses. During the nine months ended September 30, 2026 and 2025, shipping and handling costs were $680 and $1,193. During the three months ended September 30, 2026 and 2025, shipping and handling costs were nil and 650, respectively.

Advertising

Advertising expenses consist primarily of costs of promotion and marketing for the Company’s image and products, and costs of direct advertising, and are included in selling expenses. The Company expenses all advertising costs as incurred. During the nine and three months ended September 30, 2026 and 2025, there were no advertising expenses incurred.

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

As of September 30, 2026 and December 31, 2025, the Company did not identify any assets and liabilities that are required to be presented on the balance sheet at FV. The carrying value of cash, accounts receivable, loan to related party, loan to shareholders, accounts payable, taxes payable, other payables and accrued liabilities approximate estimated fair values because of their short maturities.

Earnings (Loss) per Share (EPS)

Basic EPS is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted EPS is computed similar to basic net income per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if all the potential common shares pertaining to warrants, stock options, and similar instruments had been issued and if the additional common shares were dilutive. Diluted EPS are based on the assumption that all dilutive convertible shares and stock options and warrants were converted or exercised. Dilution is computed by applying the treasury stock method for the outstanding unvested restricted stock, options and warrants, and the if-converted method for the outstanding convertible instruments. Under the treasury stock method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later) and as if funds obtained thereby were used to purchase common stock at the average market price during the period. Under the if-converted method, outstanding convertible instruments are assumed to be converted into common stock at the beginning of the period (or at the time of issuance, if later). There were no potentially dilutive securities outstanding (options and warrants) for the nine and three months ended September 30, 2026 and 2025.

Commitments and Contingencies

Certain conditions may exist as of the date the financial statements are issued, which may result in a loss to the Company, but which will only be resolved when one or more future events occur or fail to occur. The Company’s management and legal counsel assess such contingent liabilities, and such assessment inherently involves an exercise of judgment. In assessing loss contingencies related to legal proceedings that are pending against the Company or unasserted claims that may result in such proceedings, the Company’s legal counsel evaluates the perceived merits of any legal proceedings or unasserted claims as well as the perceived merits of the amount of relief sought or expected to be sought. If the assessment of a contingency indicates that it is probable that a material loss has been incurred and the amount of the liability can be estimated, the estimated liability would be accrued in the Company’s financial statements. If the assessment indicates that a potential material loss contingency is not probable but is reasonably possible, or is probable but cannot be estimated, the nature of the contingent liability, together with an estimate of the range of possible loss if determinable and material, would be disclosed. As of September 30, 2026, the Company has potential legal contingencies described in Note 12.

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

For the nine months ended September 30, 2026, the Company had two major customers accounted for 38.7% and 16.2%, respectively of the Company’s total sales. For the three months ended September 30, 2026, the Company had six major customers accounted for 27.0%, 16.2%, 16.2%, 13.5%, 13.5%, and 13.5%, respectively of the Company’s total sales. For the nine months ended September 30, 2025, the Company had three major customers accounted for 45.6%, 16.4%, and 13.1%, respectively, of the Company’s total sales. For the three months ended September 30, 2025, the Company had four customers accounted for 40.0%, 20.0%, 20.0%, and 20.0%, respectively, of the Company’s total sales.

For the nine months ended September 30, 2026, the Company had two major vendors accounted for 56.1% and 42.9% of the Company’s total manufacturing service, respectively. For the three months ended September 30, 2026, the Company had one major vendor accounted for 100.0% of the Company’s total manufacturing service, respectively. For the nine months ended September 30, 2025, the Company had two major vendors accounted for 53.8% and 46.2% of the Company’s total manufacturing service, respectively. For the three months ended September 30, 2025, the Company had one major vendor accounted for 100.0% of the Company’s total manufacturing service, respectively.

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

3. ADVANCE TO VENDORS

Advance to vendors represents prepayments made to vendors for inventory purchases and related OEM services. As of September 30, 2026 and December 31, 2025, advance to vendors were nil and $10,000, respectively.

4. PREPAID EXPENSES AND OTHER RECEIVABLES

As of September 30, 2026 and December 31, 2025, prepaid expenses and other receivables were $77,408 and $3,750, respectively. As of September 30, 2026 and December 31, 2025, prepaid expenses and other receivables mainly consisted of prepaid professional fee and technical service fee.

5. PREPAYMENT FOR SOFTWARE DEVELOPMENT

On September 1, 2026, the Company entered into a technology development agreement with ZHITOU SOFTWARE CO., LIMITED (“Zhituo”) to develop a practitioner-facing artificial intelligence and retrieval-augmented generation platform as an integrated component of the Company’s MediFlow platform.

During the nine months ended September 30, 2026, the Company paid an initial advance of $500,000, representing 50% of the agreement’s total cash consideration of $1,000,000. As of September 30, 2026, the $500,000 was recorded as prepayment for software development. The agreement requires completion and delivery of the project by December 15, 2026, unless otherwise agreed in writing.

See Note 13, Commitments and Contingencies, for the remaining cash payment commitments and conditional equity consideration under the agreement.

6. INTANGIBLE ASSETS, NET

Intangible assets consisted of the following as of September 30, 2026 and December 31, 2025:

	September 30, 2026	December 31, 2025
Computer Software	$3,536,928	$36,928
Trademark	2,350	2,350
Total	3,539,278	39,278
Less: accumulated amortization	(317,840)	(39,181)
Net	$3,221,438	$97

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

Amortization of intangible assets were $278,659 and $176 for the nine months ended September 30, 2026 and 2025, respectively.

Amortization of intangible assets were $175,000 and $59 for the three months ended September 30, 2026 and 2025, respectively.

Estimated amortization for the existing intangible assets with finite lives for each of the next five years at September 30, 2026 is as follows: $700,000, $700,000, $700,000, $700,000 and $421,439.

7. ACCRUED LIABILITIES AND OTHER PAYABLES

As of September 30, 2026, accrued liabilities and other payables consisted of payroll tax payable of $1,475.

As of December 31, 2025, accrued liabilities and other payables consisted of payroll tax payable of $1,591 and accrued expenses of $34,263.

8. GOVERNMENT LOANS PAYABLE

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

As of September 30, 2026, the future minimum EIDL loan payments to be paid by year are as follows:

Year Ending	Amount
September 30, 2027	$1,358
September 30, 2028	1,431
September 30, 2029	1,484
September 30, 2030	1,540
September 30, 2031	1,598
Thereafter	49,108
Total	$56,519

9. RELATED PARTY TRANSACTIONS

Loans to Shareholder

As of September 30, 2026, the Company had no loans to its major shareholders or officers.

As of December 31, 2025, the Company had loans to one major shareholder (also the Company’s senior officer) of $385,173. There are no written loan agreements for these loans, which are unsecured, non-interest bearing without fixed terms of repayment, and therefore, deemed receivable on demand. The loan was fully repaid in May 2026.

Loan to Related Party

On May 18, 2026, the Company provided a $500,000 loan to Golden Capital and Wealth Management, LLC, a Nevada limited liability company controlled by Yin Yan, the CEO of the Company. The loan bore a fixed annual interest rate of 5% and was due on June 30, 2027. The loan incurred interest income of $6,938.The loan was fully repaid by the related party in September 2026.

10. INCOME TAXES

The Company and its subsidiaries are subject to 21% federal corporate income tax in US.

At September 30, 2026 and December 31, 2025, the Company had net operating loss (“NOL”) for income tax purposes; for federal income tax purposes, the NOL arising in tax years beginning after 2017 may only offset 80% of a taxpayer’s taxable income, and may be carried forward indefinitely; for California income tax purposes, the entire NOL can be carried forward up to 20 years.

The Company has NOL carry-forwards for Federal and California income tax purposes of $3.47 million and $3.71 million at September 30, 2026 and December 31, 2025, respectively. No tax benefit was reported with respect to these NOL carry-forwards in the accompanying financial statements because the Company believes the realization of the Company’s net deferred tax assets for the NOL for both federal and California State of approximately $0.97 million as of September 30, 2026, was not considered more likely than not and accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a full valuation allowance.

Components of the Company’s deferred tax assets as of September 30, 2026 and December 31, 2025 are as follows:

	September 30, 2026	December 31, 2025
Net deferred tax assets (liability):
Depreciation and amortization expense	$2	$111
Expected income tax benefit from NOL carry-forwards	970,567	1,037,704
Less: valuation allowance	(970,569)	(1,037,815)
Deferred tax assets, net of valuation allowance	$-	$-

Income Tax Provision in the Statements of Operations

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for the nine months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Federal statutory income tax expense (benefit) rate	21.00%	(21.00)%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	6.98%	(6.98)%
Permanent difference	-%	-%
Change in valuation allowance	(23.55)%	28.58%
Effective income tax rate	4.44%	0.60%

A reconciliation of the federal statutory income tax rate and the effective income tax rate as a percentage of income before income taxes for three months ended September 30, 2026 and 2025 is as follows:

	2026	2025
Federal statutory income tax expense (benefit) rate	(21.00)%	21.00%
State statutory income tax (benefit) rate, net of effect of state income tax deductible to federal income tax	(6.98)%	6.98%
Permanent difference	-%	-%
Change in valuation allowance	24.66%	(27.98)%
Effective income tax rate	(3.32)%	0.00%

The provision for income tax expense for the nine months ended September 30, 2026 and 2025 consisted of the following:

	2026	2025
Current:
Federal income tax expense	$14,283	$-
State income tax expense	800	800
Deferred:
Federal income tax expense	-	-
State income tax expense	-	-
Total income tax expense	$15,083	$800

The provision for income tax expense for the three months ended September 30, 2026 and 2025 consisted of the following:

	2026	2025
Current:
Federal income tax benefit	$(5,167)	$-
State income tax expense	-	-
Deferred:
Federal income tax expense	-	-
State income tax expense	-	-
Total income tax expense	$(5,167)	$-

11. LEASES

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

In July 2026, the Company entered into a 12-month office lease with Victory Property Partners LLC, with monthly base rent of $2,370 plus CAM fees of $1,749. The landlord verbally waived the July 2026 base rent.

The components of lease costs, lease term and discount rate with respect of warehouse and office lease with an initial term of more than 12 months are as follows:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease cost	$7,457	$34,746
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Operating lease cost	$269	$9,400
Weighted Average Remaining Lease Term - Operating leases including options to renew	-	-
Weighted Average Discount Rate - Operating leases	5%	5%

12. STOCKHOLDERS’ EQUITY

Common Stock

The Company is authorized to issue 100,000,000 shares of common stock, par value $0.0001 per share. As of September 30, 2026 and December 31, 2025, there were 55,809,000 and 38,009,000 shares of common stock issued and outstanding, respectively.

During the nine months ended September 30, 2026, the Company issued an aggregate of 17,800,000 shares of common stock. Of these shares, 8,800,000 shares were issued at a purchase price of $0.05 per share in a private placement transaction for total gross proceeds of $440,000, which were used for general corporate purposes.

On May 7, 2026, the Board of Directors approved and on May 9, 2026, the Company issued 7,000,000 shares of common stock to Zhituo Software Co., Limited, or its designated assignees, in connection with the acquisition of MediFlow AI software and related assets pursuant to an Asset Purchase Agreement. The shares were valued at $0.50 per share, for an aggregate purchase price of $3,500,000.

On September 21, 2026, the Company issued an aggregate of 2,000,000 shares of common stock to two investors, with each investor purchasing 1,000,000 shares at a purchase price of $0.05 per share, for aggregate gross proceeds of $100,000.

13. COMMITMENT AND CONTINGENCIES

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Commitment

Software Development Agreement

On September 1, 2026, the Company entered into a technology development agreement with Zhituo for the development of a practitioner-facing artificial intelligence and retrieval-augmented generation platform integrated with MediFlow. The contractual consideration consists of $1,000,000 in cash and 10,000,000 shares of the Company’s common stock.

As of September 30, 2026, the Company had paid $500,000, which was recorded as prepayment for software development (see Note 5). The remaining cash consideration of $500,000 is payable upon completion and acceptance of specified development milestones: $200,000 for architecture, detailed specifications and the initial prototype; $200,000 for the retrieval-augmented generation engine and practitioner AI agent; $50,000 for MediFlow integration and administrative functionality; and $50,000 upon final acceptance. The respective target milestone dates are October 23, November 13, November 30 and December 15, 2026. The Company may withhold the applicable milestone payment until material acceptance issues are corrected.

The 10,000,000 shares of common stock are earned and issuable only upon completion of all development obligations, delivery of all required deliverables and the Company’s written final acceptance, subject to applicable corporate and securities-law requirements. No shares are earned or vested upon execution of the agreement or completion of an interim milestone. The agreement specifies a contractual price of $0.10 per share, or $1,000,000 in aggregate; this contractual amount does not necessarily represent the fair value of the equity consideration for financial reporting purposes.

The Company may terminate the agreement for convenience upon 15 days’ written notice. Upon such termination, the Company is obligated to pay only for accepted milestones and, if it elects to receive partially completed work, the reasonable documented value of usable work in progress approved by the Company, subject to delivery of that work and the associated source code. No shares are earned or payable if the agreement is terminated before final acceptance.

Contingencies

On March 9, 2026, the Company was served with a summons and complaint filed by Stason Industrial Corporation (the “Plaintiff”). The complaint alleges breach of contract in connection with the Company’s early vacation of the Irvine facility and seeks damages of approximately $1.5 million.

As of December 31, 2025, the Company had accrued approximately $1.5 million related to this matter under lease liabilities. Management has evaluated the claim and determined that a loss is probable. While the Company intends to participate   in the legal process, management believes the $1.5 million operating lease liabilities recorded as of September 30, 2026 and December 31, 2025 represents the most likely outcome of this matter. Management does not believe it is reasonably possible that a loss materially in excess of the amount accrued will be incurred.

The complaint also asserts an additional cause of action alleging breach of a Statement of Work (“SOW”). The Plaintiff alleges that the Company failed to perform certain laboratory and pharmaceutical processing services and seeks recovery of alleged unreturned service payments as well as alleged lost revenues associated with a third-party agreement.

The Company is currently evaluating these allegations. The ultimate outcome of this claim is inherently uncertain, and management is presently unable to predict whether the Company will prevail. The Company intends to defend its position and may also engage in settlement discussions; however, the litigation remains in its early stages. As of September 30, 2026 and the reporting date, management concluded that a loss related to the SOW claim was neither probable nor reasonably estimable; accordingly, no accrual has been recorded for this matter. The Company has engaged legal counsel as of September 30, 2026 and the reporting date and filed its response to the complaint, and the litigation is in the discovery stage.

14. SUBSEQUENT EVENTS

The Company follows the guidance in FASB ASC 855-10 for the disclosure of subsequent events. The Company evaluated subsequent events through the date the financial statements were issued and determined the Company has the following subsequent event need to be disclosed.

On October 19, 2026, the Company’s Board of Directors approved a proposed amendment to the Articles of Incorporation, subject to shareholder approval, to provide each outstanding share of preferred stock with 10,000 votes and each outstanding share of common stock with one vote on matters submitted to shareholders, except as otherwise required by applicable law or expressly provided in the amended Articles of Incorporation. On the same date, the Company’s shareholders approved an amendment to the Bylaws establishing an authorized board size of three to ten directors, unless otherwise approved by a majority of shareholders, and elected Xiying (Thea) Zhang and Geoff Fellows to the Board of Directors, effective October 19, 2026, increasing the number of serving directors from three to five.

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

Related Party Transactions

Loan to Related Party

The Company provided a $500,000 loan to Golden Capital and Wealth Management, LLC, a Nevada limited liability company controlled by Yin Yan, the CEO of the Company, on May 18, 2026. The loan bears a fixed annual interest rate of 5% and is due on June 30, 2027. The loan was fully repaid in September 2026.

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

Going Concern

The Company incurred a net income of $324,992 and a net loss of $132,890 for the nine months ended September 30, 2026 and 2025, respectively. The Company incurred a net loss of $150,458 and a net income $12,998 for the three months ended September 30, 2026 and 2025, respectively. The Company also had an accumulated deficit of $9,228,081 as of September 30, 2026. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. The Company plans to increase its income by strengthening its sales force, providing attractive sales incentive programs, and increasing marketing and promotion activities. Management also intends to raise additional funds by way of a private or public offering, or by obtaining loans from banks or others. While the Company believes in the viability of its strategy to generate sufficient revenue and in its ability to raise additional funds on reasonable terms and conditions, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company’s ability to further implement its business plan and generate sufficient revenue and its ability to raise additional funds by way of a public or private offering. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Accounts Receivable, Net

The Company’s policy is to maintain an allowance for potential credit losses on accounts receivable. Management reviews the composition of accounts receivable and analyzes historical bad debts, customer concentrations, customer credit worthiness, current economic trends and changes in customer payment patterns to evaluate the adequacy of these reserves. As of September 30, 2026 and December 31, 2025, there was no bad debt allowance.

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

The Company’s return policy allows for the return of damaged or defective products and shipment errors. A notice of damage or wrong items should make within five days from receiving the goods, and actual return of the products must be completed within 30 days from the date of receiving the goods. Delayed notification for damaged or wrong products will not be accepted for return or exchange. Custom formulas and capsules are not returnable. The amount for return of products was immaterial for the nine and three months ended September 30, 2026 and 2025.

Results of operations

Comparison for the nine months ended September 30, 2026 and 2025

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2026	% of sales	2025	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Manufacture service revenue	$1,548,268	100.0%	$416,896	99.7%	$1,131,372	271.4%
Shipping and delivery income	-	-%	1,216	0.3%	(1,216)	(100.0)%
Total revenues	1,548,268	100.0%	418,112	100.0%	1,130,156	270.3%
Cost of manufacture service	619,493	40.0%	133,120	31.8%	486,373	365.4%
Total cost of revenues	619,493	40.0%	133,120	31.8%	486,373	365.4%
Gross profit	928,775	60.0%	284,992	68.2%	643,783	225.9%
Selling expenses	680	0.04%	30,593	7.3%	(29,913)	(97.8)%
General and administrative expenses	592,135	38.2%	384,015	91.8%	208,120	54.2%
Operating expenses	592,815	38.3%	414,608	99.2%	178,207	43.0%
Income (loss) from operations	335,960	21.7%	(129,616)	(31.0)%	465,576	(359.2)%
Other income (expenses), net	4,115	0.3%	(2,474)	(0.6)%	6,589	(266.3)%
Income (loss) before income taxes	340,075	22.0%	(132,090)	(31.6)%	472,165	(357.5)%
Income tax expense	15,083	1.0%	800	0.2%	14,283	1785.4%
Net income (loss)	$324,992	21.0%	$(132,890)	(31.8)%	$457,882	(344.6)%

Revenues

Revenues for the nine months ended September 30, 2026 and 2025 were $1,548,268 and $418,112, respectively. We had $1,548,268 OEM service revenue, and nil shipping and delivery income for the nine months ended September 30, 2026. We had $416,896 OEM service revenue, and $1,216 shipping and delivery income for the nine months ended September 30, 2025. The significant increase in revenue during the nine months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to a higher volume of OEM service orders, including large orders from two new major customers. The Company’s strategic emphasis on OEM service revenue rather than product sales contributed to the overall growth in revenue and an improvement in the revenues.

Costs of revenues

Costs of revenues were $619,493 and $133,120 for the nine months ended September 30, 2026 and 2025, respectively. The increase was primarily due to the higher volume of OEM service orders during the period.

Gross profit

For the factors mentioned above, the gross profits  for the nine months ended September 30, 2026 and 2025 were $928,775 and $284,992, respectively. The increase in gross profit was mainly due to increase in revenues.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses for the nine months ended September 30, 2026 and 2025 were $680 and $30,593, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $592,135 for the nine months ended September 30, 2026, compared to $384,015 for the nine months ended September 30, 2025, an increase of $208,120 or 54.2%, the increase was mainly due to increased professional fee by $25,701, increased legal services fee by $17,277 and increased amortization expense from newly-acquired intangible assets by $278,483, which was partly offset by decreased office rent by $26,549, decreased salary by $27,465, decreased consulting fee by $43,227, decreased accounting fee by $14,020 and decreased dues and subscriptions expense by $4,367.

Other income (expenses), net

Other income was $4,115 and other expense was $2,474 for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, other income mainly consisted of interest income of $6,938, which was partly offset by interest expense of $1,630 and other expenses of $1,193. For the nine months ended September 30, 2025, other expenses mainly consisted of interest expense of $1,646 and other expenses of $828.

Net income (loss)

We had a net income of $324,992 for the nine months ended September 30, 2026, compared to a net loss $132,890 for the nine months ended September 30, 2025, an increase of $457,882 or 344.6%. The increase in revenue was mainly due to increased gross profit as described above.

Comparison for the three months ended September 30, 2026 and 2025

The following table sets forth the results of our operations for the periods indicated as a percentage of net sales. Certain columns may not add due to rounding.

	2026	% of sales	2025	% of sales	Dollar Increase (Decrease)	Percent Increase (Decrease)
Manufacture service revenue	$253,020	100.0%	$136,800	100.0%	$116,220	85.0%
Shipping and delivery income	-	-%	-	-%	-	-%
Total revenues	253,020	100.0%	136,800	100.0%	116,220	85.0%
Cost of manufacture service	113,859	45.0%	41,040	30.0%	72,819	177.4%
Total cost of revenues	113,859	45.0%	41,040	30.0%	72,819	177.4%
Gross profit	139,161	55.0%	95,760	70.0%	43,401	45.3%
Selling expenses	-	-%	650	0.5%	(650)	(100.0)%
General and administrative expenses	298,286	117.9%	80,857	59.1%	217,429	268.9%
Operating expenses	298,286	117.9%	81,507	59.6%	216,779	266.0%
Income (loss) from operations	(159,125)	(62.9)%	14,253	10.4%	(173,378)	(1,216.4)%
Other income (expenses), net	3,500	1.4%	(1,255)	(0.9)%	4,755	(378.9)%
Loss before income taxes	(155,625)	(61.5)%	12,998	9.5%	(168,623)	(1,297.3)%
Income tax benefit	(5,167)	(2.0)%	-	-%	(5,167)	(100.0)%
Net income (loss)	$(150,458)	(59.5)%	$12,998	9.5%	$(163,456)	(1,257.5)%

Revenues

Revenues for the three months ended September 30, 2026 and 2025 were $253,020 and $136,800, respectively. We had $253,020 OEM service revenue, and nil shipping and delivery income for the three months ended September 30, 2026. We had $136,800 OEM service revenue, and nil shipping and delivery income for the three months ended September 30, 2025. The significant increase in revenue during the three months ended September 30, 2026, compared to the same period in 2025, was primarily attributable to a higher volume of OEM service orders, including an increase in the number of major customers from four in the same period in 2025 to six in the current period. The Company’s strategic emphasis on OEM service revenue rather than product sales contributed to the overall growth in revenue and an improvement in the revenues.

Costs of revenues

Costs of revenues for the three months ended September 30, 2026 and 2025 were $113,859 and $41,040, respectively. We had $113,859 and $41,040 cost for OEM service revenue for the three months ended September 30, 2026 and 2025. The increase in cost of revenues was mainly due to increase in revenues.

Gross profit

For the factors mentioned above, the gross profits  for the three months ended September 30, 2026 and 2025 were $139,161 and $95,760, respectively. The increase in gross profit was mainly due to increase in revenues.

Operating expenses

Selling expenses consisted mainly of advertising, show expenses, products marketing, shipping expenses, and promotion expenses. Selling expenses for the three months ended September 30, 2026 and 2025 were nil and $650, respectively.

General and administrative expenses consisted mainly of employee salaries and welfare, business meeting, utilities, accounting, consulting, and legal expenses. General and administrative expenses were $298,286 for the three months ended September 30, 2026, compared to $80,857 for the three months ended September 30, 2025, an increase of $217,429 or 268.9%, the increase was mainly due to increased amortization expense of newly-acquired intangible assets by $174,942, increased legal services by $8,737, increased professional fee by $3,042, and increased consulting fee by 53,875, which was partly offset by decreased salary expense by $13,531, and decreased office rent by 13,391.

Other income (expenses), net

Other income was $3,500 and other expense was $1,255 for the three months ended September 30, 2026 and 2025, respectively. For the three months ended September 30, 2026, other income mainly consisted of interest income of $4,056, which was partly offset by interest expense of $548 and other expenses of $8. For the three months ended September 30, 2025, other expenses mainly consisted of interest expense of $556 and other expenses of $699.

Net income (loss)

We had a net loss of $150,458 for the three months ended September 30, 2026, compared to $12,998 for the three months ended September 30, 2025, a decrease of net income by $163,456 or 1,257.5%. The decrease in net income was mainly due to increased general and administrative expenses as described above.

Liquidity and Capital Resources

As of September 30, 2026, we had cash and equivalents of $201,511, other current assets of $77,408, other current liabilities of $1,653,097, working capital deficit of $1,374,178, a current ratio of 0.17:1. As of December 31, 2025,  we had no cash and equivalents, other current assets of $422,377, other current liabilities of $2,439,211, working capital deficit of $2,016,834, a current ratio of 0.17:1.

The following is a summary of cash provided by or used in each of the indicated types of activities during the nine months ended September 30, 2026, and 2025, respectively.

	2026	2025
Net cash provided by (used in) operating activities	$(721,168)	$328,701
Net cash provided by (used in) investing activities	$385,173	$-
Net cash provided by (used in) financing activities	$537,506	$(301,331)

Net cash used in operating activities

Net cash used in operating activities was $721,168 for the nine months ended September 30, 2026, compared to net cash provided by operating activities of $328,701 for the nine months ended September 30, 2025. The increase of cash outflow of $1,049,869 from operating activities for the nine months ended September 30, 2026 was principally attributable to decreased non-cash activities adjustment from operating lease expense by $27,289, decreased cash inflow by $261,454 from prepaid expenses and other receivables, decreased cash inflow from customer deposits by $1,367,889, increased cash outflow from advance for software development by $500,000, increased cash outflow from accounts payable by $40,749, and decreased cash inflow from other current liability by $4,208, partly offset by increased net income by $457,882, increased non-cash activities adjustment from depreciation and amortization expense by $278,483, increased cash inflow from accounts receivable by $23,299, decreased cash outflow from prepayments and deposit by $74,265, decreased cash outflow from accrued liability and other payables by $312,924, and increased cash inflow from tax payable by $4,867.

Net cash used in investing activities

Net cash provided by investing activities was $385,173 for the nine months ended September 30, 2026, compared to net cash used in investing activities of nil for the nine months ended September 30, 2025. The increase of cash inflow of $385,173 from investing activities for the nine months ended September 30, 2026 mainly consisted of loan to related party of $500,000, repayment from related party of $500,000, and repayment from shareholder of $385,173.

Net cash provided by financing activities

Net cash provided by financing activities was $537,506 for the nine months ended September 30, 2026, compared to net cash used in financing activities of $301,331 for the nine months ended September 30, 2025. The net cash provided by financing activities for the nine months ended September 30, 2026 mainly consisted issuance of common stock for the proceeds of $540,000 through two equity financing, partly offset by payment of government loan of $963, and decreased bank overdraft of $1,531.The net cash used in financing activities for the nine months ended September 30, 2025 mainly consisted of $943,800 loan repayment to one major shareholder (also the senior officer) and payment of government loan of $981, partly offset by proceeds of $643,450 loan from one major shareholder (also the senior officer).

Our current liabilities exceed current assets at September 30, 2026, however, we incurred a net income of $324,992 during the nine months ended September 30, 2026. We may have difficulty meeting upcoming cash requirements. As of September 30, 2026, we believe we will need $1.2 million cash to continue our current business for the next 12 months. In addition to our continuous effort to improve our sales and net profits, we have explored and continue to explore other options to provide additional financing to fund future operations as well as other possible courses of action. Such actions may include, but are not limited to, securing lines of credit, sales of debt or equity securities (which may result in dilution to existing shareholders), loans and cash advances from other third parties or banks, and other similar actions. There can be no assurance that we will be able to obtain additional funding (if needed), on acceptable terms or at all, through a sale of our common stock, loans from financial institutions, or other third parties, or any of the actions discussed above. If we cannot sustain profitable operations, and additional capital is unavailable, lack of liquidity could have a material adverse effect on our business viability, financial position, results of operations and cash flows.

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

As of September 30, 2026, the future minimum EIDL loan payments  to be paid by year are as follows:

Year Ending	Amount
September 30, 2027	$1,358
September 30, 2028	1,431
September 30, 2029	1,484
September 30, 2030	1,540
September 30, 2031	1,598
Thereafter	49,108
Total	$56,519

Commitments and Contingencies

From time to time, the Company may be a party to various legal actions arising in the ordinary course of business. The Company accrues costs associated with these matters when they become probable and the amount can be reasonably estimated. Legal costs incurred in connection with loss contingencies are expensed as incurred.

Commitment

Software Development Agreement

On September 1, 2026, the Company entered into a technology development agreement with Zhituo for the development of a practitioner-facing artificial intelligence and retrieval-augmented generation platform integrated with MediFlow. The contractual consideration consists of $1,000,000 in cash and 10,000,000 shares of the Company’s common stock.

As of September 30, 2026, the Company had paid $500,000, which was recorded as prepayment for software development (see Note 5). The remaining cash consideration of $500,000 is payable upon completion and acceptance of specified development milestones: $200,000 for architecture, detailed specifications and the initial prototype; $200,000 for the retrieval-augmented generation engine and practitioner AI agent; $50,000 for MediFlow integration and administrative functionality; and $50,000 upon final acceptance. The respective target milestone dates are October 23, November 13, November 30 and December 15, 2026. The Company may withhold the applicable milestone payment until material acceptance issues are corrected.

The 10,000,000 shares of common stock are earned and issuable only upon completion of all development obligations, delivery of all required deliverables and the Company’s written final acceptance, subject to applicable corporate and securities-law requirements. No shares are earned or vested upon execution of the agreement or completion of an interim milestone. The agreement specifies a contractual price of $0.10 per share, or $1,000,000 in aggregate; this contractual amount does not necessarily represent the fair value of the equity consideration for financial reporting purposes.

The Company may terminate the agreement for convenience upon 15 days’ written notice. Upon such termination, the Company is obligated to pay only for accepted milestones and, if it elects to receive partially completed work, the reasonable documented value of usable work in progress approved by the Company, subject to delivery of that work and the associated source code. No shares are earned or payable if the agreement is terminated before final acceptance.

Contingencies

On March 9, 2026, the Company was served with a summons and complaint filed by Stason Industrial Corporation (the “Plaintiff”). The complaint alleges breach of contract in connection with the Company’s early vacation of the Irvine facility and seeks damages of approximately $1.5 million.

As of September 30, 2026, the Company had accrued approximately $1.5 million related to this matter under lease liabilities. Management has evaluated the claim and determined that a loss is probable. While the Company intends to participate in the legal process, management believes the liability recorded as of September 30, 2026 representing the most likely outcome of this matter. Management does not believe it is reasonably possible that a loss materially in excess of the amount accrued will be incurred.

The complaint also asserts an additional cause of action alleging breach of a Statement of Work (“SOW”). The Plaintiff alleges that the Company failed to perform certain laboratory and pharmaceutical processing services and seeks recovery of alleged unreturned service payments as well as alleged lost revenues associated with a third-party agreement.

The Company is currently evaluating these allegations. The ultimate outcome of this claim is inherently uncertain, and management is presently unable to predict whether the Company will prevail. The Company intends to defend its position and may also engage in settlement discussions; however, the litigation remains in its early stages. As of September 30, 2026, management concluded that a loss related to the SOW claim was neither probable nor reasonably estimable; accordingly, no accrual has been recorded for this matter.

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

On September 30, 2026, Ms. Yan and Mr. Sluss reviewed the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report and has concluded that the Company’s disclosure controls and procedures are not effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported within the time periods specified in the rules and forms of the SEC. Ms. Yan and Mr. Sluss will continue to work on implementing controls and procedures to remedy this matter.

Report of Management

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (“ICFR”), as defined in Exchange Act Rule 13a-15. Our ICFR is designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Management conducted an assessment of our ICFR based on the framework and criteria established by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework (2013). Based on the assessment, management concluded that, as of September 30, 2026, our ICFR were not effective at the reasonable assurance level based on those criteria. Management will continue to work to develop ICFR and controls over our reporting procedures.

Our independent public accountant has not conducted an audit of our controls and procedures regarding ICFR and therefore expresses no opinion with regards to the effectiveness or implementation of our controls and procedures with regards to ICFR.

Changes in Internal Controls over Financial Reporting

There were no changes in our ICFR identified in connection with our evaluation of these controls as of the end of the quarter ending on September 30, 2026, as covered by this report that has materially affected, or is reasonably likely to materially affect, our ICFR.

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

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the quarter ending on September 30, 2026 that have materially affected or are reasonably likely to materially affect, our internal control over financial reporting.

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

BIO ESSENCE CORP.

/s/ Yin Yan
By:	Yin Yan
Its:	Chairman of the Board, Chief Executive Officer

Date:	November 12, 2026

/s/ William E. Sluss
By:	William E. Sluss
Its:	Chief Financial Officer

Dated:	November 12, 2026